Form 10-Q
period 1994-07-30
GREENMAN BROTHERS INC
filed 1994-09-13
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      July 30, 1994


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to


Commission file number      1-6083

                       GREENMAN BROS. INC.
          (Exact name of Registrant as specified in its charter)

     NEW YORK                                      11-1771705
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)

105 PRICE PARKWAY, FARMINGDALE, NEW YORK                   11735
(Address of Principal Executive Office)                  (Zip Code)

Registrant's Telephone Number, Including Area Code   (516) 293-5300

                             NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.    YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date  5,205,462   Shares
Outstanding as of August 31,1994





                                     TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page


      Condensed Consolidated Balance Sheets
       July 30,1994, July 31,1993 and January 29,1994  . . . . . . .      3

      Condensed Consolidated Statements of Income (Loss)
       Thirteen and Twenty-Six Weeks Ended July 30,1994
       and July 31,1993. . . . . . . . . . . . . . . . . . . . . . .      4

      Condensed Consolidated Statements of Cash Flows
       Twenty-Six Weeks Ended July 30,1994 and July 31,1993. . . . .      5

      Notes to Condensed Consolidated Unaudited
       Financial Statements. . . . . . . . . . . . . . . . . . . . .      6

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . . .      7



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .     10

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11



                           GREENMAN BROS. INC AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                         UNAUDITED
                                                      July 30,    July 31,     January 29,
                                                        1994        1993          1994
                                                                (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                          $   6,353    $  10,258    $   5,764
  Short-term investments                                 -            2,000        1,000
  Trade receivables - net                               16,431       17,193       14,737
  Merchandise inventories                               41,480       39,728       30,667
  Prepaid expenses, prepaid taxes
   and other                                             5,648        2,929        3,171

     Total current assets                               69,912       72,108       55,339

Property, plant and equipment - net                      8,993        6,631        7,644

Other assets                                               280          828          804

     Total assets                                    $  79,185    $  79,567    $  63,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                             $  30,460    $  32,079    $  14,182
  Accrued expenses and taxes                             7,233        3,690        4,418
  Obligations under capital leases                          60           56           60
  Income taxes payable                                    -            -             137

     Total current liabilities                          37,753       35,825       18,797

Obligations under capital leases                           606          668          636
Deferred income taxes                                      290          265          290

Stockholders' equity:
  Preferred stock - authorized - 500
   shares, par value $1.00  (none issued)
  Preferred stock - Series A Junior
   Participating - authorized - 440
   shares, par value $1.00 (none issued)
  Common stock - authorized - 10,000
   shares, par value $.10 - issued 6,130
   6,117 and 6,119 respectively                            613         612            612
Capital in excess of par value                          25,652      25,594         25,608
Retained earnings                                       18,063      20,395         21,636
Less:  treasury stock, at cost - 924, 511,
  and 511 shares respectively                           (3,792)     (3,792)        (3,792)
                                                        40,536      42,809         44,064

     Total liabilities and stockholders'
      equity                                         $  79,185    $ 79,567     $   63,787



      See accompanying notes to Condensed Consolidated Financial Statements.


                                            -3-


                           GREENMAN BROS. INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                          (In thousands except per share amounts)

                                         UNAUDITED
                                        Thirteen Weeks Ended       Twenty-Six Weeks Ended

                                        July 30,     July 31,       July 30,     July 31,
                                          1994         1993           1994         1993

Net sales                              $  30,229    $  30,838      $  57,397   $   61,792

Costs and expenses:
  Cost of product sold                    22,933       23,673         43,786       47,126
  Selling and administrative expenses      8,116        7,592         15,731       15,287
  Depreciation                               260          220            511          430
  Provision for store closings             3,500        -              3,500        -

                                          34,809       31,485         63,528      62,843

  Operating (loss)                        (4,580)        (647)        (6,131)      (1,051)

  Interest income                            119          102            213          226
  Interest expense                           (19)         (29)           (38)         (60)

Loss before income taxes                  (4,480)        (574)        (5,956)        (885)

Income taxes (benefit)                    (1,793)        (232)        (2,383)        (354)


Net loss                               $  (2,687)   $    (342)     $  (3,573)   $    (531)

Net loss per share                     $    (.52)   $    (.06)     $    (.69)   $    (.10)


Average shares outstanding                 5,202        5,353          5,201        5,317


         See accompanying notes to Condensed Consolidated Financial Statements


                                           - 4 -

                           GREENMAN BROS. INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         UNAUDITED
                                                               Twenty-Six Weeks Ended
                                                            July 30,            July 31,
                                                              1994                1993
                                                                   (In thousands)

Cash flows from operating activities:
  Net loss                                                 $  (3,573)          $    (531)
  Adjustments to reconcile to net cash provided (used):
    Depreciation                                                 511                 430
    Provision for doubtful accounts                              153                 194
    Provision for store closings                               3,500                  -
  Decrease (increase) in non-cash working capital
    accounts:
      Merchandise inventories                                (10,813)            (10,520)
      Trade receivables, prepaid expenses and other
       current assets                                         (4,324)             (3,515)
      Trade accounts payable, accrued expenses, taxes
       and other                                              15,593              14,948
      Income taxes payable                                      (137)                (25)

          Net cash provided by operating activities              910                 981

Cash flows from investing activities:
  Proceeds from sale of short term investments                 1,000                 987
  Property additions                                          (1,860)               (457)
  Other                                                          524                 112

          Net cash provided by (used in)
            investing activities                                (336)                642

Cash flows from financing activities:
  Purchase of treasury stock                                      -               (1,872)
  Reduction in obligations under capital leases                  (30)                (28)
  Proceeds from exercise of employee stock options                45                  -

          Net cash provided by (used in) financing
           activities                                             15              (1,900)

Net increase in cash and cash equivalents                        589                (277)
Cash and cash equivalents-beginning of year                    5,764              10,535
Cash and cash equivalents-end of period                    $   6,353           $  10,258



      See accompanying notes to Condensed Consolidated Financial Statements


                                           - 5 -


                           GREENMAN BROS. INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                         UNAUDITED

NOTE 1.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instruction to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments for a fair statement of the results and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the financial statements and notes thereto included in the registrant's annual report on Form 10-K for the year ended January 29, 1994.

It should be noted that amounts included in the Financial
Statements of the prior year have been reclassified to conform to the current year's presentation.

Due to the seasonal nature of the Company's business, results for the interim period are not necessarily indicative of the results to be expected for the fiscal year.


NOTE 2.
All highly liquid investments with a maturity of three months or less are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. These investments are stated at cost which approximates market.


NOTE 3.
Income tax provisions are based on estimated annual effective tax rates. The effective income tax rates used for both the periods ended July 30, 1994 and July 31, 1993 were approximately 40%.


NOTE 4.
On August 10, 1994 the Company announced the closing of seven stores operating under the name Playworld Toy Stores and one leased department operation. These operations generated revenues of $5.5 million for the first six months of the current year and $16.1 million for all of last year. During the second quarter the Company took a pre-tax charge of $3.5 million to cover the unusual costs of the decision to close the Playworld operation including the writedown of fixed assets and inventories to net realizable values, severance and certain lease related costs. The total charge is included in the line captioned provision for store closings in the operating expense portion of the Condensed Consolidated Statements of Income (Loss). Operating results are presented as they normally would have been.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Thirteen and Twenty-Six Weeks Ended July 30, 1994 Compared with
                     Thirteen and Twenty-Six Weeks Ended July 31, 1993

Results of Operations

Sales for the thirteen and twenty-six week periods ended July 30, 1994 were $30.2 million and $57.4 million, respectively, reflecting a decrease of 2.0% and 7.1% from the results of the prior year's comparable periods.

Wholesale sales decreased $1.3 million or 4.7% for the second quarter and $5.7 million or 10.3% for the year to date versus the same periods of last year. The decline in wholesale sales in both periods resulted from several factors. For over a year, the volume and the customer base in the mass merchandise retail channel has been declining. This trend is expected to continue, reflecting a movement to direct purchases of major product lines as well as bankruptcies and consolidation at many of our mass merchandise customers. In addition, the twenty-six week period reflects a decline in sales due to an extremely harsh winter in our primary trading area that impacted shipping and retail sales at many of our customers. These declines were partially offset by an increase in sales and customer base in the supermarket and deep discount drug business in both the quarter and year to date.

Retail sales of our Playworld Toy Stores, Toy Park operation and Noodle Kidoodle TM operation represented 12.7% and 13.7% of total sales for the thirteen and twenty-six week periods ended July 30, 1994 respectively, compared to 10.2% and 10.6% for the same periods of last year. Overall retail sales increase 22.0% to $3.8 million for the quarter and 19.7% to $7.8 million for the six month period versus last year. Comparable store sales increased 6.5% to $3.2 million for the thirteen weeks and increased 5.1% to $6.7 million for the year to date. The balance of the improvement in overall sales in both the quarter and year to date came from the opening of one Noodle Kidoodle store in the latter part of the prior year and a second in the second quarter of this year offset by the closing of two leased departments. The Company is expecting to open two additional Noodle Kidoodle Stores this year and is making plans for approximately fifteen for fiscal 1996. On August 10, 1994 the Company has announced that it will be closing all seven of it's retail stores operating under the name Playworld Toy Stores and one leased department operation by the end of fiscal 1995. The stores to be closed represented 11.3% of total annual sales for fiscal 1994.

Gross profit as a percent of sales increased .9% for the quarter and was flat for the year to date versus the same periods of the prior year. The improvement in the margin for the quarter reflects a change in sales mix of higher margin retail sales to total sales. For the year to date period declines in margin in wholesale were offset by changes in the mix of retail sales to total sales. Wholesale segment gross profit as a percent of sales was 21.9% versus 21.6% for the thirteen week period and 21.4% versus 22.2% for the twenty-six week period. The improvement of .3% in the gross profit percentage for the second quarter resulted from increased margins in the toy and stationary product lines as a result of decreased sales to large mass merchandisers that usually carry lower gross profit rates. The decrease in margins of .8% for the year to date period was primarily attributable to lower sales levels in housewares and stationary product lines that have traditionally carried higher margins. Margins for the retail segment increased 2.0% to 39.3% for the thirteen week period and 1.1% to 38.1% for the year to date, primarily due to volume in the Noodle Kidoodle stores which operate with higher margins.

Operating expenses other than interest and provision for store closings increased 7.2% and 3.3% for the quarter and year to date respectively, versus the comparable periods of last year. The Company's operating expenses as a percent of sales increased 2.4% for the three month period and 2.9% for the six month period versus last year. Wholesale segment expenses declined 2.7% for the thirteen week period and 7.4% for the twenty-six week period versus the comparable periods of last year. As a percent of sales operating expenses increased .5% and .8% for the quarter and year to date respectively, versus the same periods of last year primarily due to lower sales levels. The operating expenses as a percent of sales for the retail segment increased 6.8% for both the thirteen and twenty-six week periods versus the prior year's comparable periods. The increase for both the second quarter and year to date resulted primarily from the opening of Noodle Kidoodle stores.

Pre-tax interest income increased $17,000 for the quarter and decreased $13,000 for the year to date versus the prior year's comparable periods. The increase for the three month period was primarily attributable to vendor cash discounts for early payment of dated invoices. Lower average cash levels and interest rates decreased interest income in both the quarter and year to date periods. Interest expense decreased $10,000 and $22,000 for the thirteen and twenty-six week periods respectively, versus the prior year's comparable periods.

Provision for store closings of $3.5 million reflects a one time charge to cover the unusual costs of closing the Playworld Toy Stores and one leased department operation. These costs include the writedown of fixed assets and inventories to net realizable values, severance and certain lease related costs. The Playworld operation incurred a small loss in fiscal 1994 and had been only marginally profitable for the few years prior. The concept did not have growth potential and its closing is expected to allow the Company to better focus on its expansion plan for Noodle Kidoodle as well as providing approximately $2.0 million of cash to fund that expansion.

The Company recorded an income tax benefit at an estimated effective tax rate of approximately 40% for the quarter and year to date periods ended July 30, 1994 and July 31, 1993 respectively.

The net loss for the quarter ended July 30, 1994 was $2.7 million ($.52 per share) versus $.3 million ($.06 per share) for the same period of last year. For the six months of the current year the net loss was $3.6 million ($.69 per share) versus $.5 million ($.10 per share) for the same period of last year.

Liquidity and Source of Capital

Cash flows provided from operating activities for the six months ended July 30, 1994, were $.9 million versus approximately $1.0 million for the period ended July 31, 1993. Net earnings before non-cash expenditures of depreciation, provision for doubtful accounts and provision for store closings provided $.6 million and changes in working capital components provided $.3 million for the period ended July 30, 1994. For the twenty-six weeks ended July 31, 1993, net earnings before non-cash expenditures contributed $.1 million and the balance of the increase from operations resulted from changes in working capital components.

Cash used in investing activities was $.3 million for the twenty-six week period ended July 30,1994. Property additions utilized $1.8 million of cash offset by cash provided from the redemption of U.S. Treasury bills of $1.0 million and proceeds from a life insurance policy of $.5 million. Cash provided from investing activities for the six month period ended July 31, 1993 was $.6 million. Approximately $1.0 million was provided from the redemption of U.S. Treasury bills offset by the use of $.4 million of cash for property additions and other.

Cash utilized for financing activities of $1.9 million for the six months ended July 31, 1993 was primarily due to the repurchase of 413,600 shares of the Company's common stock.

The Company maintained an average cash and cash equivalent balance of approximately $7.8 million during the twenty-six week period ended July 30, 1994. These funds were substantially invested in high grade commercial paper and tax exempt money market funds.

The Company has an unsecured revolving credit facility from a bank which currently provides for maximum borrowings of $10.0 million. The Company has not and does not expect to require any borrowings under this agreement in fiscal 1995 for its existing businesses.

                  Part II - Other Information


Item 4.     Submission of Matters to a Vote of Security Holders

            At the Annual Meeting of Shareholders held July 7, 1994 the following persons were elected as directors of the Company.


            Class 1 Directors:  (until the 1995 meeting)

            Lester Greenman
            Barry W. Ridings

            Class 3 Directors:  (until the 1997 meeting)

            Stanley Greenman
            Joseph A. Madenberg
            Robert Stokvis

            The following Directors continue in office for the duration of their terms

            Class 1 Directors: (until the 1995 meeting)

            Joshua Biblowitz

            Class 2 Directors: (until the 1996 meeting)

            Robin L. Farkas
            Stewart Katz
            Benjamin Zdatny

            In addition, at the Annual Meeting, the shareholders approved the Company's 1994 Stock Incentive Plan (the "1994 Plan"), as set forth in the Proxy Statement dated May 27, 1994 ( the "Proxy Statement"). The holders of 2,638,933 shares voted in favor of the proposal; the holders of 752,247 shares voted against the proposal; the holders of 54,470 shares abstained from voting on the proposal; the broker non-vote was 1,729,069 shares.

            The shareholders approved the Company's Outside Directors' 1994 Stock Option Plan (the "Directors' Plan") as described in the Proxy Statement. The holders of 2,858,639 shares voted in favor of the proposal; the holders of 530,503 shares voted against the proposal; the holders of 56,508 shares abstained from voting on the proposal; the broker non-vote was 1,729,069 shares.

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GREENMAN BROS. INC.
                                                 (Registrant)




Date:  September 12, 1994                     STANLEY GREENMAN
                                              Stanley Greenman, Chairman of
                                              the Board, Chief Executive
                                              Officer, Director



Date:  September 12, 1994                     WILLIAM A. JOHNSON, JR.
                                              William A. Johnson Jr., Vice
                                              President, Chief Financial
                                              Officer and Secretary