Form 10-Q/A
period 1994-07-30
GREENMAN BROTHERS INC
filed 1994-12-08
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q/A

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

Iten 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibit 27

    (b)     None

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GREENMAN BROS. INC.
                                                 (Registrant)




Date:  December 8, 1994                       STANLEY GREENMAN
                                              Stanley Greenman, Chairman of
                                              the Board, Chief Executive
                                              Officer, Director



Date:  December 8, 1994                       WILLIAM A. JOHNSON, JR.
                                              William A. Johnson Jr., Vice
                                              President, Chief Financial
                                              Officer and Secretary