Form 10-Q
period 1994-09-29
GREENMAN BROTHERS INC
filed 1994-12-12
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended           October 29, 1994


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to


Commission file number     1-6083

                       GREENMAN BROS. INC.
            (Exact name of Registrant as specified in its charter)

   NEW YORK                                            11-1771705
(State of Other Jurisdiction of       (I.R.S. Employer Identification No.)
 Incorporation or Organization

105 PRICE PARKWAY, FARMINGDALE, NEW YORK                   11735
(Address of Principal Executive Office)                   (Zip Code)

Registrant's Telephone Number, Including Area Code    (516)  293-5300

                            NOT APPLICABLE
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports). and (2) has been subject to
such filing requirement for the past 90 days.  YES   X    NO

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date     5,261,040         Shares
Outstanding as of November 14, 1994

                                        TABLE OF CONTENTS
                                                                           Page




   Condensed Consolidated Balance Sheets
    October 29, 1994, October 30, 1993 and January 29, 1994 . . . . . . . .  3

   Condensed Consolidated Statements of Income
    Thirteen and Thirty-Nine Weeks Ended October 29, 1994
    and October 30, 1993. . . . . . . . . . . . . . . . . . . . . . . . . .  4

   Condensed Consolidated Statements of Cash Flows
    Thirty-Nine Weeks Ended October 29, 1994 and October 30, 1993 . . . . .  5


   Notes to Condensed Consolidated Unaudited
    Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .  6

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . . . . . .  7


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 9


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


                           GREENMAN BROS. INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                         UNAUDITED

                                                   October 29,    October 30,   January 29,
                                                      1994          1993          1994
                                                                (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                         $  5,620      $  3,523     $   5,764
  Short-term investments                                 -           1,000         1,000
  Trade receivables - net                             19,471        22,397        14,737
  Merchandise inventories                             36,751        41,499        30,667
  Prepaid expenses, prepaid taxes
   and other                                           6,288         3,177         3,171

    Total current assets                              68,130        71,596        55,339

Property, plant and equipment - net                    9,669         7,343         7,644

Other assets                                             227           797           804

    Total assets                                    $ 78,026      $ 79,736     $  63,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                            $ 29,656      $  31,986    $  14,182
  Accrued expenses and taxes                           7,083          3,642        4,418
  Obligations under capital leases                        60             56           60
  Income taxes payable                                   -              -            137

    Total current liabilities                         36,799         35,684       18,797

Obligations under capital leases                         591            654          636

Deferred income taxes                                    290            265          290

Stockholders' equity:
  Preferred stock- authorized - 500
   shares, par value $1.00 (none issued)
  Preferred stock - Series A Junior
   Participating - authorized - 440
   shares, par value $1.00 (none issued)
  Common stock - authorized - 10,000
   shares, par value $.10 - issued 6,185
   6,117 and 6,119 respectively                          619            612          612
Capital in excess of par value                        25,680         25,594       25,608
Retained earnings                                     17,839         20,719       21,636
Less: treasury stock, at cost - 924 shares            (3,792)        (3,792)      (3,792)
                                                      40,346         43,133       44,064

    Total liabilities and stockholders'
    equity                                          $ 78,026      $  79,736    $  63,787


          See accompanying notes to Condensed Consolidated Financial Statements.

                                           - 3 -

                           GREENMAN BROS. INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                          (In thousands except per share amounts)

                                         UNAUDITED

                                        Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                        October 29, October 30,      October 29, October 30,
                                           1994        1993             1994        1993

Net Sales                               $  35,374     $ 38,175       $  92,771    $  99,967

Cost and expenses:
   Cost of product sold                    27,221       29,678          71,007       76,804
   Selling and administrative expenses      8,309        7,830          24,040       23,117
   Depreciation                               285          223             796          653
   Provision for store closings              -            -              3,500         -
                                           35,815       37,731          99,343      100,574

Operating income (loss)                      (441)         444          (6,572)        (607)
   Interest income                             86          125             299          351
   Interest expense                           (18)         (29)            (56)         (89)

Income (loss) before income taxes            (373)         540          (6,329)        (345)

Income taxes (benefit)                       (149)         216          (2,532)        (138)

Net income (loss)                       $    (224)   $     324       $  (3,797)   $    (207)

Net income (loss) per share             $    (.04)   $     .06       $    (.73)   $    (.04)

Average shares outstanding                  5,218        5,193           5,207        5,385























             See accompanying notes to Condensed Consolidated Financial Statements.




                              GREENMAN BROS. INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            UNAUDITED
                                                                    Thirty-Nine Weeks Ended
                                                                     October 29,  October 30,
                                                                        1994         1993
                                                                           (in thousands)

Cash flows from operating activities:
  Net income (loss)                                                  $ (3,797)    $   (207)
  Adjustments to reconcile to net cash provided (used):
    Depreciation                                                          796          653
    Provision for bad debts                                               296          353
    Provision for store closings                                        3,500          -

    Decrease (increase) in non-cash working capital
     accounts:
      Merchandise inventories                                          (6,084)     (12,291)
      Trade receivables, prepaid taxes and other
       current assets                                                  (8,147)      (9,126)
      Trade accounts payable, accrued expenses, taxes
       and other                                                       14,639       14,807
      Income taxes payable                                               (137)         (25)

          Net cash provided by (used in) operating activities           1,066       (5,836)

Cash flows from investing activities:
  Proceeds from sale of short-term investments                          1,000        1,989
  Property additions                                                   (2,827)      (1,411)
  Other                                                                   583          160
          Net cash provided by (used in) investing activities
                                                                       (1,244)         738

Cash flows from financing activities:
  Purchase of treasury stock                                              -        (1,872)
  Reduction in obligations under capital leases                           (45)        (42)
  Proceeds from exercise of employee stock options                         79          -

          Net cash provided by (used in) financing activities              34       (1,914)

Net (decrease) in cash and cash equivalents                              (144)      (7,012)
Cash and cash equivalents-beginning of the year                         5,764       10,535
Cash and cash equivalents-end of the period                          $  5,620      $ 3,523







              See accompanying notes to Condensed Consolidated Financial Statements

                                              - 5 -

                           GREENMAN BROS. INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                         UNAUDITED


NOTE 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments for a fair statement of the results and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature except for the provision described in Note 4. This financial information should be read in conjunction with the financial statements and notes thereto included in the registrant's annual report on Form 10-K for the year ended January 29, 1994.

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

NOTE 3. Income tax provisions are based on estimated annual effective tax rates. The effective income tax rates used for the periods ended October 29, 1994 and October 30, 1993 were 40%. The Balance Sheet caption for prepaid expenses, prepaid taxes and other current assets includes $1.9 million of recoverable income taxes in the current year.

NOTE 4. On August 10, 1994 the Company announced the closing of seven stores operating under the name Playworld Toy Stores and one leased department operation. These operations generated revenues of $7.7 million for the nine months of the current year and $16.1 million for all of last year. During the second quarter the Company took a pre-tax charge of $3.5 million to cover the unusual costs of the decision to close the Playworld operation including the writedown of fixed assets and inventories to net realizable values, severance and certain lease related costs. The total charge is included in the line captioned provision for store closings in the operating expense portion of the Condensed Consolidated Statements of Income
            (Loss). Operating results are presented as they normally would have been.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Thirteen and Thirty-Nine Weeks Ended October 29, 1994 Compared with
            Thirteen and Thirty-Nine Weeks Ended October 30, 1993

Results of Operations

Sales for the thirteen and thirty-nine week periods ended October 29,1994 were $35.4 million and $92.8 million, respectively, reflecting decreases of 7.3% and 7.2% from the results of the prior year's comparable periods.

Wholesale sales decreased $3.8 million or 10.8% for the third quarter and $9.4 million or 10.5% for the year to date versus the same periods of last year. The decline in wholesale sales in both periods resulted from several factors. For over a year, the volume and the customer base in the mass merchandise retail channel has been declining. This trend is expected to continue, reflecting a movement to direct purchases of major product lines as well as bankruptcies and consolidation at many of our mass merchandise customers. These declines were partially offset by an increase in sales and customer base in the supermarket, chain drug and deep discount drug business in both the quarter and year to date.

Retail sales of our Playworld Toy Stores, Toy Park operation and Noodle Kidoodle (trademark) operation represented 11.9% and 13.0% of total sales for the thirteen and thirty-nine week periods ended October 29, 1994 respectively, compared to 8.5% and 9.8% for the same periods of last year. Overall retail sales increased 29.5% to $4.2 million for the quarter which reflects increases in sales of $1.4 million and $.3 million for Noodle Kidoodle and Toy Park, respectively, offset by decreases of $.7 million in sales for Playworld Toy Stores versus last year. For the nine-months sales increased 22.9% to $12.0 million reflecting increases of $2.5 million and $.5 million for Noodle Kidoodle and Toy Park, respectively, offset by a decrease in Playworld Toy Stores sales of $.8 million compared to last year. Comparable store sales decreased 8.8% to $2.8 million for the thirteen weeks and increased .9% to $9.5 million for the year to date. The balance of the improvement in overall sales in both the quarter and year to date came from the opening of one Noodle Kidoodle store in the fourth quarter of the prior year and two this year, offset by the closing of two leased departments. The retail sales decreases were all in the Playworld operation where the decision to close stores has impacted the operation. On August 10, 1994 the Company announced that it will be closing it's retail stores operating under the name Playworld Toy Stores and one leased department operation by the end of fiscal 1995. Due to leasing issues it is now expected that two of these stores will remain open indefinitely and consideration is being given to changes in their format. The Playworld Stores and leased department operation represented 11.3% of total annual sales for fiscal 1994. The Company opened one Noodle Kidoodle store during the third quarter and one additional store in November of this year. There are currently four Noodle stores operating and the Company is making plans for approximately fifteen for fiscal 1996.

Gross profit as a percent of sales increased .7% for the quarter and .3% for the year to date versus the same periods of the prior year. The improvement in the margin for both the quarter and year to date reflects the change in sales mix of higher margin retail sales to total sales. For the thirteen and thirty-nine week periods declines in margin in wholesale were offset by changes in the mix of retail sales to total sales. Wholesale segment gross profit as a percent of sales was 20.7% versus 21.0% for the thirteen week period and 21.1% versus 21.7% for the thirty-nine week period. The decline of .3% and .6% in the gross profit for the third quarter and year to date was primarily attributable to lower sales levels in housewares and stationery product lines that have traditionally carried higher margins. Those declines were partially offset by increased margins in the toy product line as a result of decreased sales to large mass merchandisers that carry lower gross profit rates. Margins for the retail segment increased 4.3% to 40.6% for the thirteen week period and 2.3% to 39.0% for the year to date, primarily due to volume in the Noodle Kidoodle and Toy Park stores which operate with higher margins.

Operating expenses other than interest and provision for store closings increased 6.7% and 4.5% for the quarter and year to date respectively, versus the comparable periods of last year. The Company's operating expenses as a percent of sales increased 3.2% for the three month period and 3.0% for the nine month period versus last year. Wholesale segment expenses increased .8% for the thirteen week period and declined 4.7% for the thirty-nine week period versus the comparable periods of last year. As a percent of sales operating expenses in the wholesale segment increased 2.3% and 1.3% for the quarter and year to date respectively, versus the same periods of last year. The increase in expenses as a percent of sales reflects the impact of the revenue decreases which were only partially offset by expense reductions. The operating expenses as a percent of sales for the retail segment decreased .4% for the thirteen week period and increased 4.4% for the thirty-nine weeks period versus the prior year's comparable periods. The decrease for the quarter resulted from higher overall retail sales levels and lower expenses in the Playworld operation partially offset by an increase in Noodle Kidoodle expenses. For the year to date period the increase was primarily attributable to the opening of Noodle Kidoodle stores and increases in office personnel required to plan and implement the expansion of that concept.

Pre-tax interest income decreased $39,000 for the quarter and $52,000 for the year to date. The decline in both the third quarter and year to date was primarily attributable to lower average cash levels partially offset by higher average rates. Interest expense decreased $11,000 and $33,000 for the thirteen and thirty-nine week periods respectively, versus the prior year's comparable periods.

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

The Company recorded an income tax benefit or provision at an estimated effective tax rate of approximately 40% for the quarter and year to date periods ended October 29, 1994 and October 30, 1993 respectively.

The net loss for the quarter ended October 29, 1994 was $.2 million ($.04 per share) versus net income of $.3 million ($.06 per share) for the same period of last year. For the nine months of the current year the net loss was $3.8 million ($.73 per share) versus $.2 million ($.04 per share) for the same period of last year.

Liquidity and Source of Capital

Cash flows provided from operating activities for the nine months ended October 29, 1994, were $1.1 million versus cash used of $5.8 million for the period ended October 30, 1993. Net earnings before non-cash expenditures of depreciation, provision for doubtful accounts and provision for store closing provided $.8 million and changes in working capital components provided $.3 million for the period ended October 29, 1994. For the thirty-nine weeks ended October 30, 1993, net earnings before non-cash expenditures contributed $.8 million and changes in working capital components required $6.6 million of cash. The improvement in working capital components for the nine-months ended October 29, 1994, resulted primarily from decreases in inventory levels and trade receivables offset by increases in prepaid taxes and decreases in trade accounts payable.

Cash used in investing activities was $1.2 million for the thirty-nine week period ended October 29, 1994. Property additions utilized $2.8 million of cash offset by cash provided from the redemption of U.S. Treasury bills of $1.0 million and proceeds from a life insurance policy of $.5 million. Cash provided from investing activities for the nine month period ended October 30, 1993 was $.7 million with approximately $2.0 million provided from the redemption of certain U.S. Treasury securities offset by the use of $1.4 million for property additions and other.

Cash utilized for financing activities of $1.9 million for the nine months nended October 30, 1993, was primarily due to the repurchase of 413,600 shares of the Company's common stock.

The Company maintained an average cash and cash equivalent balance of approximately $6.9 million during the thirty-nine week period ended October 29, 1994. These funds were substantially invested in high grade commercial paper and tax exempt money market funds.

The Company has an unsecured revolving credit facility from a bank which currently provides for maximum borrowing of $10.0 million. The Company has not and does not expect to require any borrowing under this agreement in fiscal 1995 for its existing businesses.


                                PART II - OTHER INFORMATION

Item 6.     Exhibits

       (a)  Exhibit 27

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GREENMAN BROS. INC.
                                      (Registrant)




Date:  December 12, 1994           STANLEY GREENMAN
                                   Stanley Greenman, Chairman of the Board,
                                   Chief Executive Officer, Director



Date:  December 12,  1994          WILLIAM A. JOHNSON, JR.
                                   William A. Johnson Jr., Vice President,
                                   Chief Financial Officer and Secretary