Form 10-K
period 1995-01-28
GREENMAN BROTHERS INC
filed 1995-04-26
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                       FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the fiscal year ended January 28, 1995

                                         OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission file number 1-6083

                                  GREENMAN BROS. INC.
               (Exact name of registrant as specified in its charter)

           NEW YORK                                   11-1771705
(State or other jurisdiction of                   (I.R.S. Employer
incorporation  or organization)                   Identification No.)




  105 Price Parkway, Farmingdale, N.Y.                 11735
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (516) 293-5300

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
 Title of each class                              on which registered
 Common Stock, $.10 par value                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                           NONE


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of April 19, 1995 was $27,302,020 based on the closing price of same stock on that date.

The number of shares of common stock outstanding as of April 19, 1995 was 5,263,040.

Documents Incorporated by reference: Certain portions of Registrant's definitive proxy statement with respect to its 1995 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A under the Securities Exchange Act of 1934, with the Commission within 120 days of the close of Registrant's fiscal year ended January 28, 1995 are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                    PART I


Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . .  .    1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .  .    5
Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .  .    6
Item 4.   Submission of Matters to a Vote of Security Holders  . .  .    6


                                    PART II


Item 5.   Market for Registrant's Common Stock and Related
            Stockholder Matters . . . . . . . . . . . . . . . . . . .    7
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . .    9
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . .   10
Item 8.   Financial Statements and Supplementary Data . . . . . . . .   17
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . .   17


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant. . . . .   17
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . .   17
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . . . .   18
Item 13.  Certain Relationships and Related Transactions. . . . . . .   18



                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .   19

                                    PART I

     ITEM 1.    BUSINESS.

       (a)      General

                Greenman Bros. Inc., a New York corporation organized in 1946 (herein together with its wholly-owned subsidiaries called "Registrant" or "Company"), is engaged in the wholesale distribution of general merchandise with emphasis on housewares, toys and stationery. The principal consumer products distributed by Registrant are housewares products, consisting of cookware, kitchen gadgets and utensils, cleaning aids, household chemicals, plastics and glassware; toys, games, and related products; and stationery products and school supplies. The Company is also engaged in the retail toy business including a retail concept developed by Registrant that offers a broad range of educationally oriented children's toys and other products such as books, video and audio tapes, computer software, crafts and science.
       (b)      Financial Information About Industry Segments
                Registrant's operations fall into two industry segments. The larger segment includes the wholesale distribution of general merchandise.
The other segment includes the retail sales of childrens toys and other products.
                The sales, operating profit and the identifiable assets attributable to each segment for the three years ended January 28, 1995 are set forth in Note 9 (Industry Segments) of the Notes to Consolidated
Financial Statements, which Note is incorporated herein by reference.
       (c)      Narrative Description of Business
                Wholesale Operations
                Registrant's wholesale operations are conducted from warehouses located in Farmingdale, New York; Phillipsburg, New Jersey and
West Haven, Connecticut. Registrant services virtually every class of retail trade from small independent stores to drug stores, supermarkets, variety stores, discount stores, department stores, home improvement centers and college bookstores. Registrant believes that its broad and diversified customer base helps protect it against the peaks and valleys that occur in any particular segment of the retail business.
                There is a continuing trend of consolidation in manufacturing, wholesaling and retailing in all commodities distributed by Registrant. Registrant believes that its financial strength, buying power and market share are significant benefits both in the current marketplace and for the future.
                Retail Operations
                Registrant's current retail operations include the Noodle Kidoodle TM (TM is purposely omitted everywhere else) and Playworld Toy store divisions. The Company is shifting its emphasis towards development and expansion of its Noodle Kidoodle concept.
                The Company opened its first Noodle Kidoodle store in Nassau County, New York in November 1993 and opened three more stores, located in Nassau County, New York and Bergen and Passaic Counties in New Jersey, during fiscal 1995. The Company opened its fifth store in Essex County, New Jersey early in fiscal 1996, and plans to open fifteen more stores during the year. Currently these openings are planned to include additional locations in Long Island, New York, New Jersey and locations in new markets including Connecticut, upstate New York and Chicago, Illinois.
                Noodle Kidoodle stores have to date been located in strip centers and their size is approximately 10,000 square feet. Several of the stores expected to open in fiscal 1996 will be located in large regional enclosed malls. These stores focus on educationally oriented products for children, merchandised in an entertaining and interactive environment.

Books, video and audio tapes, computer software, arts and crafts, science and construction are major merchandise categories. The majority of their merchandise is delivered from the Company's warehouses with the rest drop shipped by manufacturers. The buying and merchandising management operates independently from the wholesale toy business and the other retail businesses of the Company.
                The Playworld division currently consists of two stores operating under the name of Playworld Toys which are located in Nassau County, New York, one store operating under the name Toy Park which is located in Manhattan, New York and one licensed store operating under the name Toy Park, which is located in Huntington, New York. On August 10, 1994 the Company announced that it would be closing its retail stores operating under the name Playworld Toys and one leased department operation by the end of fiscal 1995. Due to leasing issues it is now expected that two of these stores will remain open indefinitely and consideration is being given to changes in their format. The Playworld Stores and leased department that were closed represented 8.0% of consolidated sales for fiscal 1995 and 7.9% for fiscal 1994.
                The remaining Playworld Toy Stores are approximately 10,000 square feet. One store is located in a strip center while the second store is situated in a neighborhood shopping district. Stores are primarily serviced by Registrant's warehouses located in Farmingdale, New York and Phillipsburg, New Jersey. A relatively small amount of merchandise is drop shipped by manufacturers directly to the stores.
                The Toy Park locations are situated in neighborhood shopping districts and are 4,000 and 7,000 square feet for the Huntington and Manhattan stores, respectively. Toy Park carries more upscale and educationally oriented toys and related products than the Playworld stores.

The majority of their merchandise is delivered from the Company's warehouses with the rest drop shipped by manufacturers.
                The merchandise management for both the Playworld and Toy Park stores are independent of the wholesale toy and the Noodle Kidoodle businesses. However, a significant portion of the Toy Park merchandise assortment and virtually all of the Playworld assortment is purchased by the wholesale toy business and transferred at cost to these retail stores.

                General
                Backlog is not considered relevant to an understanding of any of Registrant's businesses. Registrant is required to carry substantial amounts of inventory in the months of June through September of each year in order to meet pre-Christmas delivery requirements, particularly in its toy wholesale and retail businesses.
                Registrant does not have any customers that represented more than 10% of the Company's consolidated revenues for the year ended January 28, 1995 ("fiscal 1995").
                The following chart sets forth, for Registrant's last three fiscal years, the approximate percentage of Registrant's total revenues from operations contributed by each class of similar products:

                Class                            1995     1994     1993
  Toys, games, and related products               56%      53%      49%
  Housewares products                             32%      35%      38%
  Stationery products                             12%      12%      13%

                Registrant's wholesale and retail sales of toys, games and related products are highly seasonal. During the 1995 fiscal year, 35% of such sales were made in November and December.

                Competition
                All phases of Registrant's business are highly competitive. In its wholesale business, Registrant competes with other distributors and, to some extent, with certain manufacturers (including some of Registrant's own suppliers) which sell directly to retailers. Registrant believes that it is one of the largest wholesale distributors of housewares, toys and stationery products in the United States. Price, service and selling terms are the key competitive factors in the wholesale operation.
                At the retail level, Registrant is in competition with all specialty retailers of toys, educationally oriented childrens' products, video games, traditional games, books, computer software and related products; discount chains, large department stores and small single unit retail shops which do business in the areas where Registrant operates. Certain of these competitors are customers of Registrant's wholesale operation. In retail operations, price, service, environment, variety of merchandise, location and convenience are all key competitive factors.

                Employees
                Registrant employed approximately 595 persons at the end of the 1995 fiscal year, 124 of whom were in administrative and clerical positions, 156 in sales positions, 248 in warehouse positions and the balance in its retail units. A substantial number of additional personnel are employed by Registrant on a temporary basis, particularly during the pre-Christmas season. Approximately 152 of Registrant's employees (primarily warehouse personnel) are covered by contracts with various unions.

     ITEM 2.    PROPERTIES.
                Registrant operates three major distribution centers, located in three states, containing a total of approximately 629,000 square feet.
Two of these distribution centers, located in Farmingdale, New York and

Phillipsburg, New Jersey, containing a total of approximately 569,000 square feet, are owned by Registrant and one distribution center located in West Haven, Connecticut, containing approximately 60,000 square feet, is held under lease. The lease expires March 31, 1996 with options to extend it for up to eight additional years. Retail stores are leased in all cases. A substantial number of leases for Noodle Kidoodle stores have been signed to date.
                Registrant also subleases one former distribution center (a 105,810 square foot warehouse in Birmingham, Alabama), and two former retail stores to unaffiliated third parties.
                Registrant's executive offices are located at its Farmingdale, New York owned facility.
                Registrant believes that each of the foregoing facilities is adequate for its present operations and such facilities are maintained in a good state of repair. Significant increases in Registrant's wholesale or retail operations might require additions to existing facilities or new facilities.
                Reference is made in Note 4 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements for additional information concerning the lease obligations of Registrant.

     ITEM 3.    LEGAL PROCEEDINGS.
                Registrant is currently involved in only ordinary and routine litigation incidental to the Company's business, none of which is material with respect to the Company's operations taken as a whole.

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                 PART II
    ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                 MATTERS.
               The Company's common stock is traded on the American Stock Exchange (Symbol GMN). The range of high and low sales prices for the common stock for each quarterly period during the fiscal years ended January 28, 1995 and January 29, 1994 were:

                       Fiscal Year Ended January 28, 1995
                 Quarter                               High          Low

              First   . . . . . . . . . . . . . . . .  $7.50        $5.88
              Second  . . . . . . . . . . . . . . . .   7.25         5.75
              Third   . . . . . . . . . . . . . . . .   7.13         6.38
              Fourth  . . . . . . . . . . . . . . . .   6.50         4.38

                       Fiscal Year Ended January 29, 1994
                 Quarter                               High          Low

              First   . . . . . . . . . . . . . . . .  $4.88        $4.00
              Second  . . . . . . . . . . . . . . . .   5.25         4.13
              Third   . . . . . . . . . . . . . . . .   5.50         4.25
              Fourth  . . . . . . . . . . . . . . . .   6.88         5.00

                As of January 28, 1995 there were 600 holders of record of the Company's common stock. The Company has followed a policy of reinvesting earnings in the business and consequently has not paid any cash dividends.
At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors based on conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. Such payment is also subject to certain restrictions on the payment of dividends pursuant to certain covenants in its revolving credit agreement. See Note 3 (Long-Term Debt) of the Notes to Consolidated Financial
Statements.

                On February 4, 1993, Registrant's Board of Directors authorized the repurchase by Registrant of up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time depending upon prices and market conditions. As of April 13, 1995 the Company had repurchased 413,600 of the authorized shares. The Board, at that time, decided to rescind its authorization for the remainder of the shares.

     ITEM 6.    SELECTED FINANCIAL DATA.

                                                                             For the Years Ended

                                            1/28/95         1/29/94          1/30/93         2/1/92           2/2/91
                                           (52 weeks)      (52 weeks)       (52 weeks)      (52 weeks)       (52 weeks)

                                                           (in thousands, except per share data)

Net sales                                  $  136,502      $ 142,850        $ 154,738       $ 164,568        $ 144,021

Net income (loss) from:

  Continuing operations                    $   (3,394)     $     709        $   1,801       $   3,928        $  (1,034)
  Discontinued operations                        -              -                -               -             (13,893)
  Extraordinary item (bond repurchase)           -              -                -               (263)             325
Net income (loss)                          $   (3,394)     $     709        $   1,801       $   3,665        $ (14,602)

Net income (loss) per share from:

  Continuing operations                    $     (.65)     $     .13         $     .32      $     .71        $    (.17)
  Discontinued operations                        -              -                -               -               (2.34)
  Extraordinary item (bond repurchase)           -              -                -               (.05)             .06


Net income (loss) per share                $     (.65)     $     .13         $     .32      $     .66        $   (2.45)

Total assets                               $    59,819     $  63,787         $  68,386      $  66,374        $  78,390

Long term debt                                    -             -                -               -              14,877

Obligations under capital leases                   572           636               696            752              804

Dividends declared per common share               -             -                -               -                -


     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.

                 RESULTS OF OPERATIONS
                 In the fiscal year ended January 28, 1995 ("fiscal 1995") the Company reported a net loss of $3.4 million ($.65 per share) compared to net income of $.7 million ($.13 per share) and $1.8 million ($.32 per share) for fiscal 1994 and 1993, respectively. The net loss for fiscal 1995 versus net income for fiscal 1994 was primarily attributable to the net charge for Playworld Toy Stores closings of $2.3 million ($.45 per share) and lower wholesale earnings resulting from the decline in wholesale revenues.
                 The decrease in fiscal 1994 versus fiscal 1993 was primarily attributable to lower wholesale earnings resulting from decline in revenues and slightly lower margins and a loss on retail operations versus income in the 1993 fiscal year.

                 Revenues
                 Sales in fiscal 1995 were $136.5 million versus $142.9 million and $154.7 million in fiscal 1994 and 1993, respectively.
                 Wholesale sales decreased $8.9 million or 7.3% to $113.2 million in fiscal 1995 versus fiscal 1994. The decline reflects lower volume to our existing customer base in all merchandise categories offset by increased business and customer base in the chain drug, deep discount drug and supermarket channels of distribution. Wholesale sales are expected to continue to decline in fiscal 1996 at a similar rate.
                 Retail sales of our Playworld Toy Stores and Noodle Kidoodle operation represented 17.1% of total sales in fiscal 1995 compared to 14.5% in fiscal 1994. Overall retail sales increased 12.5% to $23.3 million in fiscal 1995 versus fiscal 1994. Comparable store sales decreased 3.4% as a result of the announcement on August 10, 1994 that the Company was closing its retail stores operating under the name Playworld Toy Stores and one leased department operation. The improvement in overall sales resulted from the opening of three Noodle Kidoodle stores during fiscal 1995 and full year results for our first Noodle Kidoodle store opened in the latter part of fiscal 1994. Retail sales are expected to be over 60% higher for fiscal 1996 due to the combination of expected openings of approximately sixteen additional Noodle Kidoodle stores, a full year for the three new stores opened in fiscal 1995 and increases in existing stores partially offset by the closing of the Playworld Toy Stores and one leased department. Sales for the closed Playworld stores were $10,923, $11,257 and $10,955 for fiscal 1995, 1994 and 1993, respectively.
                 The decrease in the Company's sales of 7.7% in fiscal 1994 versus fiscal 1993 resulted from a 10.5% decline in our wholesale business partially offset by higher retail sales. The decline in wholesale sales resulted from a combination of factors, including weak retail sales in our product lines, bankruptcies and more direct purchases from manufacturers by certain of our customers. The improvement in overall retail sales resulted from the opening of our first Noodle Kidoodle store, two additional
Playworld holiday stores and full year results for two Playworld and two leased departments which were opened in the latter part of fiscal 1993.

                 Gross Profit
                 The Company's gross profit as a percentage of sales for fiscal 1995 was 24.1% versus 23.8% and 24.3% for fiscal 1994 and fiscal 1993, respectively. The increase in the overall gross profit percentage of .3% in fiscal 1995 versus fiscal 1994 was primarily attributable to higher margins in the retail segment and an increase in the sales mix of higher margin retail sales in relation to the total business partially offset by lower margins in the wholesale segment.

                 Margins in the wholesale segment decreased to 21.7% in fiscal 1995 from 21.9% in fiscal 1994. The decrease resulted primarily from the decline in the wholesale business sales in product lines
(primarily housewares) that have traditionally carried higher margins offset by a LIFO benefit of $.2 million or .2% in fiscal 1995 versus a LIFO charge of $.2 million or .2% in fiscal 1994. Margins in the retail segment increased .8% to 35.9% in fiscal 1995 versus 35.1% in fiscal 1994. The improvement resulted primarily from increased sales in the Noodle Kidoodle stores which operate with higher margins.
                 The decrease of .5% in the Company's gross profit in fiscal 1994 versus fiscal 1993 was primarily attributable to lower margins in the wholesale segment partially offset by an increase in sales mix of higher margin retail sales in relation to the total business. Margins in the wholesale segment decreased .9% primarily from the decline in product lines (primarily housewares) that have traditionally carried higher margins with .2% of the decrease was attributable to the LIFO charge in fiscal 1994. Retail segment margins remained flat at 35.1% in both fiscal 1994 and 1993, respectively.

                 Operating Expenses
                 Expenses other than interest and provision for store closings and restructured operations totalled $34.9 million in fiscal 1995 versus $33.1 million and $34.0 million in fiscal 1994 and 1993, respectively. Operating expenses as a percent of sales were 25.5%, 23.2% and 22.0% for fiscal 1995, 1994 and 1993, respectively.
                 Wholesale expenses as a percent of sales for fiscal 1995 were 20.2% versus 19.3% in fiscal 1994. The increase resulted primarily from revenue decreases where selling and distribution expense reductions did not keep pace with revenue reductions. The operating expenses for the retail segment increased 4.0% as a percent of sales in fiscal 1995 versus fiscal 1994. The increase resulted from higher selling expenses due to lower comparable store sales in the Playworld operation and costs associated with the opening of Noodle Kidoodle stores that did not reach maturity by the end of fiscal 1995.
                 The increase of .9% in the Company's operating expenses as a percent of sales for fiscal 1994 versus fiscal 1993 resulted primarily from higher selling expenses as percent of sales in the retail segment due to lower comparable Playworld Toy Store sales and costs associated with the development of the concept and the opening of the first Noodle Kidoodle store. In the wholesale segment expenses remained virtually flat which is substantially attributable to the steps that the Company took through the first phases of the reorganization and consolidation of its wholesale segment which was reported in fiscal 1993.

                 Provision for Store Closings and Restructured Operations The Company recorded a pre-tax provision for closing the stores operating under the name Playworld Toy Stores in the amount of $3.9 million ($2.3 million or $.45 per share net of income taxes) in fiscal 1995 of which $3.5 million was recorded during the second quarter and $.4 million was provided during the fourth quarter. The provision reflects a one time charge to cover losses from store operations from the date of announcement until closing, employee severance costs, estimated lease liabilities, losses on liquidation of inventories and disposition of assets and other related restructuring costs.
                 Due to leasing issues it is now expected that two of the Playworld stores will remain open indefinitely and consideration is being given to changes in their format.

                 The Company recorded a pre-tax provision for restructured wholesale operations in the amount of $1.1 million in fiscal 1993 ($.6 million or $.12 per share net of income taxes). The provision included anticipated severance and relocation costs, as well as costs resulting from realigning the distribution of merchandise among the Company's warehouses.
                 The restructuring resulted in the consolidation of the three divisional commodity-based organizations into a single general merchandise distribution company in order to lower costs by streamlining the administrative, sales and purchasing functions and by enhancing the ability to market multiple commodities to the customer base that we expect to serve in the future.

                 Interest Expense and Income
                 Pre-tax interest expense was $.08 million in fiscal 1995 and $.1 million in both fiscal 1994 and 1993, respectively. The Company did not require any seasonal borrowings in fiscal 1995 or 1994.
                 Pre-tax interest income was $.4 million in both fiscal 1995 and 1994 versus $.6 million for fiscal 1993. Interest income is derived from the Company's investment of cash in high grade commercial paper, U.S. Treasury bills and tax exempt money market funds as well as additional vendor cash discounts for early payment of dated invoices. The decrease in interest income for fiscal 1994 versus fiscal 1993 resulted primarily from lower average rates of 2.7% versus 4.3% on the investments.

                 Income Taxes
                 The Company recorded a tax benefit based on an effective income tax rate of 38.2% for fiscal 1995. In fiscal 1994 and 1993 the Company recorded a tax provision based on an effective income tax rate of 40.4% and 38.7%, respectively. The Company adopted SFAS 109 in fiscal 1994 which resulted in no material impact on the Company's results of operations or financial position.

                 LIQUIDITY AND SOURCES OF CAPITAL
                 The Company's cash position (including cash equivalents) was $10.9 million at January 28, 1995, $5.8 million at January 29, 1994 and
$10.5 million at January 30,1993.
                 Cash flows provided from operating activities for the year ended January 28, 1995 were $7.6 million versus cash flows used of $3.0 million for the year ended January 29, 1994. Net loss before non-cash expenditures of depreciation, provision for doubtful accounts, restructuring charges and deferred income taxes used $1.3 million of cash offset by changes in working capital components which contributed
$8.9 million of cash for fiscal 1995. The working capital contribution to cash was primarily from decreases in inventory levels of $10.4 million. In fiscal 1994, net earnings before non-cash expenditures contributed cash of $1.9 million less cash required for working capital components of $4.9 million. The working capital requirements included a $1.6 million prepayment of dated invoices to vendors, increased inventories of $1.5 million and a decrease in income tax liability of $1.2 million.
                 In fiscal 1995, a total of $2.5 million of cash was used for investing activities. Approximately $4.0 million was utilized for property additions offset by proceeds from the sale of marketable securities of $1.0 million and proceeds from a life insurance policy of $.5 million. In fiscal 1994, investing activities provided cash of $.2 million of which approximately $3.0 million was provided from the redemption of certain U.S. Treasury securities offset by $1.0 million of cash used to purchase a Treasury bill in the same year and $2.0 million was utilized for property additions. The 1995 property additions resulted primarily from the opening of three Noodle Kidoodle stores and construction in progress on a fourth store, installation of a warehouse management system and an upgrade to the data processing system.

The Company has budgeted approximately $10.0 million for various capital additions in fiscal 1996, primarily relating to the opening of sixteen additional Noodle Kidoodle stores. The balance of the additions are for the distribution facilities and data processing.
                  Cash used in financing activities of $1.9 million in fiscal 1994 was primarily due to the repurchase of 413,600 shares of the Company's common stock at an average price of $4.52 per share. The Company had no additional repurchases of stock in fiscal 1995 and expects none for fiscal 1996.
                 The Company has an unsecured revolving credit facility from a bank which currently provides for maximum borrowing of $10.0 million that expires in June, 1995. There were no borrowings under this agreement in fiscal 1995 and 1994. The Company is currently negotiating a new credit agreement which is expected to be in place upon the expiration of the prior agreement.
                 The Company anticipates capital expenditures of approximately $10.0 million for fiscal 1996. These expenditures and the working capital requirements for the expected new stores will result in the need for capital in excess of existing cash and cash to be generated from operations. We are reviewing various options at this time, however it is likely that the Company will utilize bank borrowings for several months during the second half of the year.

                 IMPACT OF INFLATION
                 Inflation has not been a significant factor to the Company for many years. The Company attempts to pass on increased costs by increasing product prices over time.

                 The Company utilizes the LIFO method of accounting for certain of its inventories which results in a better matching of costs and revenues by reporting the cost of products sold in the financial statements at a level which approximates current costs.

     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                Reference is made to Item 14.


     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.

                NONE.


                                        PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the captions "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement").

     ITEM 11.    EXECUTIVE COMPENSATION.
                 Information with respect to executive compensation is incorporated herein by reference to the information set forth under the captions "Committees, Meetings and Director Compensation" and "Executive Compensation", excluding the information under the captions "Executive Compensation - Compensation Committee Report on Executive Compensation" and "Executive Compensation - Performance Graph", in the Company's 1995 Proxy Statement.

     ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.
                 Information with respect to security ownership is incorporated herein by reference to the information set forth under the caption "Security Ownership" in the Company's 1995 Proxy Statement.

     ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                 Information with respect to certain relationships and related transactions is incorporated herein by reference to the information, if any, set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1995 Proxy Statement.

                                        PART IV

     ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                   8-K.

     (a)      1.   Financial Statements                                    Page

                   Report of independent certified public accountants . . .  23

                   Consolidated balance sheets at January 28, 1995 and
                     January 29, 1994 . . . . . . . . . . . . . . . . . . .  24

                   Consolidated statements of income for the years
                     ended January 28, 1995, January 29, 1994 and
                     January 30, 1993 . . . . . . . . . . . . . . . . . . .  25

                   Consolidated statements of stockholders' equity
                     for the years ended January 28, 1995, January 29, 1994
                     and January 30, 1993 . . . . . . . . . . . . . . . . .  26

                   Consolidated statements of cash flows for the years
                     ended January 28, 1995, January 29, 1994 and
                     January 30, 1993 . . . .    . . . . . . . . . . . .  .  27

                   Notes to consolidated financial statements . . . . .   28-35


         2.        Schedules

                   VIII     Valuation and qualifying accounts. . . . . . .   36


All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

The individual financial statements and schedules of Registrant have been omitted since consolidated financial statements have been filed and Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements filed are wholly-owned subsidiaries.

Shareholders may obtain a copy of any exhibit not contained herein by writing to William A. Johnson Jr., Vice President, Chief Financial Officer and Secretary, Greenman Bros. Inc., 105 Price Parkway, Farmingdale, New York 11735.

         3.        Index to Exhibits                                      Page

  3.01    Restated Certificate of Incorporation of Registrant,
          with all amendments (Incorporated by reference to
          Exhibits 3.01,3.02, 3.03, 3.04 to Registrant's Annual
          Report on Form 10-K for the fiscal year ended January 29,
          1983 and Exhibit 3.01 to Registrant's Annual Report on
          Form 10-K for the fiscal year ended January 28, 1989). . .        **

  3.02    By-Laws of Registrant, as amended through July 9, 1991
          (Incorporated by reference to Registrant's Report on Form
          10-K for the fiscal year ended January 29, 1994) . . . . .        **

  4.01    Rights Agreement, dated as of May 6, 1988, between
          Registrant and Manufacturers Hanover Trust Company, as
          Rights Agent (Incorporated by reference to Registrant's
          Report on Form 8-K dated May 6, 1988 and the exhibits
          filed therewith). . . . . . . . . . . . . . . . . . . . .         **

  4.02    First Amendment to Rights Agreement dated as of November
          22, 1991 (Incorporated by reference to Registrant's
          Report on Form 8-K, dated November 22, 1991, and the
          exhibits filed therewith) . . . . . . . . . . . . . . . .         **

  4.03    Credit Agreement, dated as of April 16, 1992, between
          Registrant and Chemical Bank as successor by merger to
          Manufacturers Hanover Trust Company (the "Credit
          Agreement")(Incorporated by reference to Item 6(a) to
          Registrant's quarterly report on Form 10-Q for the period
          ended May 2, 1992 and the exhibits filed therewith) . . .         **

  4.04    Amendment to the Credit Agreement dated August 13, 1992
          (Incorporated by reference to Exhibit 4.04 to Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          January 30, 1993) . . . . . . . . . . . . . . . . . . . .         **

  4.05    Second Amendment and Waiver to the Credit Agreement dated
          September 1, 1993 (Incorporated by reference to Item 6(a)
          to Registrant's quarterly report on Form 10-Q for the period
          ended October 3, 1993 and the exhibits filed therewith) .         **

  10.01   Stock Incentive Plan and Outside Directors Stock Option
          Plan, dated April 26, 1994 (Incorporated by reference to Registrant's Form S-8 Registration Statement (Commission
          File No. 33-82104), effective July 26, 1994 and the
          exhibits filed therewith)*. . . . . . . . . . . . . . . .         **

  10.02   Employment Agreement by and between Registrant and
          Stanley Greenman dated as of  February 1, 1995* . . . . .      37-51

  10.03   Employment Agreement by and between Registrant and
          Stewart Katz dated as of February 1, 1995*. . . . . . . .      52-66

  10.04   Non-Contributory Insured Medical Reimbursement Plan
          (Incorporated by reference to Exhibit 10.05 to Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          January 30, 1993)*. . . . . . . . . . . . . . . . . . . .         **

  10.05   Short Term Executive Incentive Bonus Plan for the fiscal
          year ended January 29, 1994 (Incorporated by reference to
          Exhibit 10.06 to Registrant's Annual Report on Form 10-K
          for fiscal year ended January 29, 1994)*. . . . . . . . .         **

  10.06   Long Term Executive Incentive Bonus Plan for the fiscal
          year ended January 29, 1994 (Incorporated by reference to
          Exhibit 10.07 to Registrant's Annual Report on Form 10-K
          for fiscal year ended January 29, 1994)*. . . . . . . . .         **

  10.07   Agreement and Plan of Merger dated February 1, 1994 by
          and between Registrant and certain wholly-owned
          subsidiaries of the Registrant (Incorporated by reference
          to Exhibit 10.08 to Registrant's Annual Report on Form 10-K
          for fiscal year ended January 29, 1994) . . . . . . . . .         **

  11.01   Computation of Earnings Per Share . . . . . . . . . . . .         67

  21      Subsidiaries of Registrant  . . . . . . . . . . . . . . .         68


          * Management Contract or Compensation Plan or Agreement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

         **   Previously filed.

           (b)       Reports on Form 8-K
                     None

                                     SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GREENMAN BROS. INC.
                                       (Registrant)


April 19, 1995                     BY:Stanley Greenman
                                      Stanley Greenman, Chairman
                                      of the Board, Chief Executive
                                      Officer, Director


                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.




Stanley Greenman                        Joshua Biblowitz
Stanley Greenman,Chairman of the        Joshua Biblowitz, Director
Board, Chief Executive Officer,
Director (Principal Executive Officer)
                                        Robin Farkas
                                        Robin Farkas, Director

Stewart Katz
Stewart Katz, President, Chief          Lester Greenman
Operating Officer, Director             Lester Greenman, Director


                                        Joseph Madenberg
William A. Johnson Jr.                  Joseph Madenberg, Director
William A. Johnson Jr., Vice-
President, Chief Financial Officer
and Secretary (Principal Financial      Barry W. Ridings
and Accounting Officer)                 Barry W. Ridings, Director


                                        Robert Stokvis
                                        Robert Stokvis, Director


                                        Benjamin Zdatny
                                        Benjamin Zdatny, Director

                               INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Greenman Bros. Inc.:

         We have audited the accompanying consolidated balance sheets of Greenman Bros. Inc. and Subsidiaries as of January 28, 1995 and January 29, 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 28, 1995. Our audits also include the financial statement schedules listed in the index at Item 14 (a) 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenman Bros. Inc. and Subsidiaries as of January 28, 1995 and January 29, 1994, and the results of their operations and cash flows for each of the years in the three year period ended January 28, 1995 in conformity with generally accepted accounting principles. Further, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Janover Rubinroit & Co.
Certified Public Accountants
New York, New York
April 18, 1995


                            GREENMAN BROS. INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            JANUARY 28, 1995 AND JANUARY 29, 1994
                                                                     1995                     1994
                                       ASSETS                                  (in thousands)

Current assets:
  Cash and cash equivalents                                        $10,908                  $ 5,764
  Short-term investments                                              -                       1,000
  Trade receivables, less allowance for doubtful
    accounts of $983  and $874, respectively                        13,622                   14,737
  Merchandise inventories                                           20,264                   30,667
   Prepaid expenses and other current assets                         1,926                    1,952
  Recoverable income taxes                                           1,429                      -
  Deferred income taxes                                              1,815                    1,219
      Total current assets                                          49,964                   55,339

Property, plant and equipment at cost                               17,363                   14,991
  Less accumulated depreciation                                      7,690                    7,347
                                                                     9,673                    7,644

Other assets                                                           182                      804
                                                                   $59,819                  $63,787

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                           $12,109                  $14,182
  Obligations under capital leases                                      64                       60
  Accrued expenses and taxes                                         5,858                    4,418
  Income taxes                                                         133                      137
      Total current liabilities                                     18,164                   18,797


Obligations under capital leases                                       572                      636

Deferred income taxes                                                  213                      290

Commitments and contingencies

Stockholders' equity:
  Preferred stock - authorized 500 shares,
    par value $1.00 (none issued)
  Preferred stock - Series A Junior Participating -
    authorized 440 shares, par value $1.00 (none issued)
  Common stock - authorized 10,000 shares, par
    value $.10; issued 6,185 and 6,119 shares, respectively             619                     612
  Capital in excess of par value                                     25,801                  25,608
  Retained earnings                                                  18,242                  21,636
                                                                     44,662                  47,856
      Less treasury stock, at cost - 924 shares                       3,792                   3,792
                                                                     40,870                  44,064
                                                                   $ 59,819                $ 63,787

         The accompanying notes are an integral part of the financial statements

                                     GREENMAN BROS. INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     FOR THE YEARS ENDED JANUARY 28, 1995,
                                     JANUARY 29, 1994 AND JANUARY 30, 1993


                                                                     1995                1994                 1993
                                                                                    (in thousands,
                                                                                 except per share data)


Net sales                                                         $136,502             $142,850             $154,738

Costs and expenses:
  Cost of products sold                                            103,537              108,830              117,213
  Selling and administrative expenses                               33,507               31,936               33,179
  Depreciation                                                       1,101                  896                  795
  Provision for doubtful accounts                                      250                  275                   42
  Provision for store closings and
     restructured operations                                         3,900                  -                  1,050
                                                                   142,295              141,937              152,279

Operating income (loss)                                             (5,793)                 913                2,459
Interest income                                                        372                  392                  624
Interest expense                                                       (75)                (115)                (143)

     Income (loss) before income taxes                              (5,496)               1,190                2,940

Income taxes (benefit)                                              (2,102)                 481                1,139

     Net income (loss)                                            $ (3,394)            $    709             $  1,801

     Net income (loss) per share                                  $   (.65)            $    .13             $    .32





















                    The accompanying notes are an integral part of the financial statements

                                        GREENMAN BROS. INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS   OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED JANUARY 28, 1995
                                        JANUARY 29, 1994 AND JANUARY 30, 1993
                                                    (in thousands)

                                                                Capital in                            Treasury Stock
                                        Common Stock            excess of         Retained               (at cost)
                                        Shares  Amount          par value         earnings            Shares     Amount

Balance - February 1, 1992              6,051   $605            $25,281           $19,126             511        $1,920

  Exercise of stock options
    including related tax benefits         66      7                313                 -               -             -

  Net income for the year                   -      -                  -             1,801               -             -

Balance - January 30, 1993              6,117   $612            $25,594           $20,927             511        $1,920

  Exercise of stock options
    including related tax benefits          2      -                 14                 -               -             -

  Purchase of treasury stock                -      -                  -                 -             413         1,872


  Net income for the year                   -      -                  -               709               -             -

Balance - January 29,1994               6,119   $612            $25,608           $21,636             924        $3,792

  Exercise of stock options
   (net of stock tendered)
   including related tax benefits          66      7                193                 -               -             -

  Net loss for the year                     -      -                  -            (3,394)              -             -

Balance - January 28,1995               6,185   $619            $25,801           $18,242             924        $3,792



               The accompanying notes are an integral part of the financial statements.


                           GREENMAN BROS. INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED JANUARY 28, 1995,
                           JANUARY 29, 1994 AND JANUARY 30,1993

                                                                     1995             1994              1993
                                                                                   (in thousands)

Cash flows from operating activities:
   Net income (loss)                                              $(3,394)         $   709          $  1,801
   Adjustments to reconcile to net cash provided (used):
     Depreciation                                                   1,101              896               795
     Provision for doubtful accounts                                  250              275                42
     Restructuring charges - non cash portion                         834                -             1,050
     Deferred income taxes - non-current                              (77)              25               265
     Decrease (increase) in non-cash working
       capital accounts:
         Trade receivables, deferred income taxes, prepaid
           expenses and other current assets                         (884)             (71)            2,186
         Merchandise inventories                                   10,403           (1,459)           (1,523)
         Trade accounts payable, accrued expenses
           and taxes                                                 (629)          (2,216)           (1,542)
         Income taxes                                                 ( 4)          (1,199)              174

          Net cash provided by (used in)
            operating activities                                    7,600           (3,040)            3,248

Cash flows from investing activities:
  Proceeds from sale of marketable securities                       1,000            2,987              -
  Purchase of short-term marketable securities                        -             (1,000)             (989)
  Purchase of long-term marketable securities                         -                -              (1,998)
  Property additions                                               (3,964)          (2,006)           (1,166)
  Other                                                               492              206               234

          Net cash provided by (used in)
               investing activities                                (2,472)             187            (3,919)

Cash flows from financing activities:
  Reduction in long-term debt and obligations
    under capital leases                                              (64)             (60)              (56)
  Purchase of treasury stock                                          -             (1,872)               -
  Proceeds from exercise of employee stock options                     80               14               290

           Net cash provided by (used in)
             financing activities                                      16           (1,918)              234

Net increase (decrease) in cash and cash equivalents                5,144           (4,771)             (437)

Cash and cash equivalents - beginning of year                       5,764           10,535            10,972

Cash and cash equivalents - end of year                           $10,908          $ 5,764          $ 10,535


Supplemental cash flow information:
   Net cash paid during the year for:
      Interest expense                                            $    75          $   115          $    143
      Income taxes                                                    328            1,068             1,633

               The accompanying notes are an integral part of the financial statements.


                           GREENMAN BROS. INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

   The following summary of the Company's major accounting policies is presented to assist in the interpretation of the financial statements.

   Principles of consolidation

   The consolidated financial statements include the accounts of the parent company and all subsidiary companies. Intercompany balances and material transactions are eliminated in consolidation. The Company and its consolidated subsidiaries are on a 52-53 week accounting period ending on the Saturday closest to January 31. Fiscal 1995, 1994 and 1993 each contained 52 weeks.

   Cash equivalents and short-term investments

   All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. These investments are stated at cost which approximates market value.

   Concentration of credit risk

   The Company grants credit to its customers, who are primarily retailers operating under numerous retail formats. Sales are made primarily in the northeastern United States. The Company places its temporary cash investments in high grade instruments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

   Inventories

   Inventories are stated at the lower of cost or market. Inventory costs have been determined by the last-in, first-out (LIFO) method for approximately 31% and 40% of inventories in fiscal 1995 and 1994, respectively. Costs of other inventories have been determined by the first-in, first-out (FIFO) method. The accumulated LIFO provision amounted to $570 and $763 at January 28, 1995 and January 29, 1994, respectively. The effect of LIFO upon income was to (decrease) increase cost of products sold by $(193), $225 and $(51) in fiscal 1995, 1994 and 1993, respectively.

   Earnings per share

   The computation of earnings per share is based on the weighted average number of outstanding common shares and equivalents (stock options) of 5,220, 5,338, and 5,575 for fiscal 1995, 1994 and 1993, respectively. The inclusion of common stock equivalents had no significant dilutive effect or were antidilutive and therefore were not utilized in the computations of net income
(loss) per share.

   Property, plant and equipment

   Plant and equipment is stated at cost and is depreciated on a straight-line basis over estimated useful lives. Repairs and maintenance are charged to expense as incurred; renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized.

   Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Useful lives vary among the classifications, but generally fall within the following ranges:

      Buildings and improvements         10-40 years
      Fixtures and equipment              4-10 years


   Pre-opening expenses

   Costs incurred in the opening of new stores are amortized over the first twelve months of operations. These costs were not material.

   Income taxes

   In fiscal 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred taxes provided under SFAS No. 109 result principally from temporary differences in depreciation, capitalized inventory costs, restructuring charges and allowance for doubtful accounts. Upon implementation of SFAS No. 109, there was no material impact on the Company's results of operations or financial position. The Company previously accounted for income taxes based upon SFAS No. 96.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT:

                                               January 28, 1995                              January 29, 1994
                                                                        (in thousands)
                                        Owned         Leased        Total              Owned         Leased         Total

     Land                            $   939        $   129      $ 1,068             $   939        $   129       $ 1,068

     Buildings and improvements        4,875          1,048        5,923               4,495          1,048         5,543

     Fixtures and equipment            7,195            -          7,195               6,245           -            6,245

     Leasehold improvements            3,177            -          3,177               2,135           -            2,135

                                      16,186          1,177       17,363              13,814          1,177        14,991
       Less accumulated
        depreciation                   7,258            432        7,690               6,941            406         7,347

                                     $ 8,928        $   745      $ 9,673             $ 6,873       $   771       $ 7,644

NOTE 3 - LONG-TERM DEBT:

    The Company has an unsecured revolving credit agreement with a bank which provides for maximum borrowings of $10 million until June 30, 1995. Interest on borrowings is at the lesser of the bank's prime rate or at a rate of 3/4% in excess of the Eurodollar Lending Office rate of the bank for U.S. dollar deposits. The agreement provides for a commitment fee of 1/4% per annum on the average daily amount of the unused portion of the commitment. The revolving credit agreement contains various restrictive covenants which, among other items, require the maintenance of minimum levels of working capital and net worth. The payment of cash dividends is limited to 25% of the preceding year's net income. The Company had no borrowings under this agreement during fiscal 1995 and 1994.

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

    Operating leases

    Minimum annual commitments under non-cancellable leases in effect at January 28, 1995 are as follows:

                                                                                                  Sublease
                                                        Capital              Operating            Rental
                                                        Leases                 Leases             Income
                                                                             (in thousands)

        1996                                            $107                 $ 3,791              $   897
        1997                                             106                   4,015                  750
        1998                                             105                   3,435                  254
        1999                                             104                   3,357                  157
        2000                                             103                   3,326                  161
        Thereafter                                       309                  17,067                  690
          Total minimum obligations                      834                 $34,991              $ 2,909
        Less amount representing interest                198
        Present value of net minimum obligations         636
        Less current installments                         64

        Long-term obligation at January 28, 1995        $572

        At January 28, 1995, the Company and its subsidiaries were lessees of stores, a warehouse, vehicles and warehouse equipment under various leases. In addition to fixed rents and rentals based on sales, certain of the leases require the payment of taxes and other costs. Some leases include renewal options.

        Rental expense (income) for operating leases was as follows:

                                           1995                 1994                 1993
                                                           (in thousands)

        Minimum rentals                  $1,850               $1,647               $1,320
        Taxes and other costs             1,027                  635                  655
        Sublease rentals                   (953)                (837)                (851)
                                         $1,924               $1,445               $1,124

        Letters of credit

     The Company and its subsidiaries are contingently liable for open letters of credit in the aggregate amount of $.6 million. These letters of credit relate to specific contracts for the purchase of merchandise.

        Litigation

     Several lawsuits are pending against the Company. In the opinion of management, the Company has meritorious defenses or is covered by insurance and the Company's liability, if any, when ultimately determined will not be significant.

        Employment and consulting agreements

        The Company has employment and consulting agreements with certain directors, officers and employees. Certain agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained.

NOTE 5 - CAPITAL STOCK:

        Stockholders' Rights Plan

        Each outstanding share of the Company's Common Stock carries a stock purchase right. Under certain circumstances, as defined in a rights agreement, each right may be exercised to purchase 1/100 of a share of Series A Junior Participating Preferred Stock for $25, subject to certain anti-dilution adjustments. The rights are redeemable by the Company or, under certain circumstances, by a third party to whom the Company assigns its rights at $.01 each until a person or group acquires twenty percent of the Company's Common Stock or until they expire on May 15, 1998.

        Treasury Stock

        On February 4, 1993, the Company's Board of Directors authorized the repurchase from time to time of up to 500,000 shares of its common stock. As of January 29, 1994, the Company purchased 413,600 shares of common stock at an average price of $4.52 per share.


NOTE 6 - STOCK OPTIONS:

        In 1994, the Company's shareholders adopted a Stock Incentive Plan for key employees and consultants and a Stock Option Plan for eligible directors who are not employees of the Company. The Stock Incentive Plan reserves 500,000 shares of common stock for the issuance of stock options, stock appreciation rights (SARs), dividend equivalent rights, restricted stock, unrestricted stock and performance shares and is administered by the Stock Option Committee (the "Committee") of the board of directors of the Company. The outside directors Stock Option Plan reserves 75,000 shares of common stock for the issuance of stock options.

        Under the terms of the Stock Incentive Plan (the Plan)options granted may be either nonqualified or incentive stock options and the exercise price, determined by the Committee, shall be at least 75% (100% in the case of an incentive stock option) of the fair market value of a share on the date of grant. SARs may be granted in connection with all or any part of, or independently of, any option granted under the Plan. SARs granted in connection with a nonqualified stock option may be granted at or after the time of grant of such option. SARs granted in connection with an incentive stock option may be granted only at the time of grant of such option. Other than restrictions which limit the sale and transfer of restricted stock awards and performance share awards, grantees are entitled to all the rights of a shareholder. No SARs, dividend equivalent rights, restricted stock, unrestricted stock or performance shares were granted during fiscal 1995. Options granted under the Stock Incentive Plan are exercisable in installments; however, no options are exercisable within one year or later than ten years from the date of grant.

         The outside directors Stock Option Plan provides that upon the initial election to the Board, each eligible director is granted an option to purchase 5,000 shares of common stock and 1,000 shares each year thereafter at the fair market value on the date of grant. The options have a term of five years and become exercisable 50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant.

   The Company's 1984 Stock Option Plan expired in April 1994 and the remaining options available but not granted under the Plan were cancelled.

        The following summary sets forth the activity under the Company's stock incentive plans:

                                                                   Years Ended
                                           January 28,1995                             January 29, 1994
                                       Shares           Price Range                 Shares           Price Range

              Outstanding at
                beginning of year      582,878          $3.50-$6.25                 576,503          $3.50-$6.25
              Granted                   96,750          $5.50-$6.50                  22,000          $4.13-$5.00
              Exercised                168,544          $4.00-$4.50                   2,100          $4.00-$4.50
              Terminated                 9,625          $4.00-$6.25                  13,525          $3.75-$4.81
              Outstanding at end
                of year                501,459          $4.00-$6.50                 582,878          $3.50-$6.25
              Exercisable at end
                of year                384,209          $3.50-$6.50                 540,228          $3.50-$6.25
              Available for grant
                at end of year         484,250               -                      115,886                -

NOTE 7 - TAXES ON INCOME:

     Income taxes consist of the following:


                                                           1995        1994                 1993
                                                                         (in thousands)

              Current:
                Federal                                 $(1,429)      $ 180               $  951
                State and local                             -           184                  361
                                                         (1,429)        364                1,312
               Deferred                                    (673)        117                 (173)

                                                        $(2,102)      $ 481               $1,139

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

              Tax at statutory rates                        (34)%        34%                  34%
              State and local taxes, net of federal
                tax benefits                                 (4)          6                    6
              Other                                           -           -                   (1)
                                                            (38)%        40%                  39%

  The components of deferred tax assets (liabilities) consist of the following:

                                                           1995             1994

              Capitalizable inventory costs             $   411          $   529
              Allowance for doubtful accounts               393              297
              Restructured operations and other           1,011              393
                Gross assets                              1,815            1,219

              Depreciation                                 (213)            (290)
                Gross liabilities                          (213)            (290)

              Net deferred tax assets                   $ 1,602          $   929


   Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. Principal items resulting in deferred income tax liabilities or assets are differences in depreciation, inventory valuations, restructuring charges and allowance for doubtful accounts. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. There can be no assurance, however, that the Company will generate taxable income or any specific level of continuing earnings in the future.

NOTE 8 - EMPLOYEE RETIREMENT PLANS:

     The Company has a 401-k savings plan designed to provide additional financial security during retirement by providing eligible employees with an incentive to make regular savings. The Company matches 10% of the first 4% of compensation contributed by the employee.

     Certain employees are covered by union sponsored, multi-employer pension plans. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company does not administer nor control the plans. One of the plans, to which the Company and many other employers make contributions, is having financial difficulties. The Employee Retirement Income Security Act ("ERISA") imposes certain liabilities upon employers who are contributors to multi-employer pension plans in the event of withdrawal or termination of such a plan. The union has advised the Company that they will no longer accept contributions to the plan. The Company has been advised that cessation of contributions will result in a withdrawal liability. The Company provided for an estimated settlement cost in the fourth quarter of fiscal 1995.

NOTE 9 - INDUSTRY SEGMENTS:

  The Company operates substantially in two industry segments which consist of the wholesale distribution of housewares, toys, and stationery products and the retail distribution of toys. Two customers in fiscal 1994 and 1993 represented sales in excess of 10% of consolidated sales 1994-13.5% and 10.3%; 1993- 12.7% and 10.1%.

Financial information by reportable business segments for fiscal 1995, 1994, and 1993 is included in the following summary:

                                                         1995                  1994                   1993
                                                                           (in thousands)

    Sales to unaffiliated customers:
      Wholesale (excluding $146, $385, and $425 of
       inter-segment sales, respectively)              $113,194              $122,138               $136,488
      Retail                                             23,308                20,712                 18,250
                                                       $136,502              $142,850               $154,738
    Operating profit (loss):
      Wholesale                                        $  1,781              $  3,171               $  3,633
      Retail                                             (5,293)                 (437)                   367
                                                       $ (3,512)             $  2,734               $  4,000
    Identifiable assets:
      Wholesale                                        $ 37,289              $ 48,062               $ 47,216
      Retail                                             10,005                 9,422                  8,509
      Corporate                                          12,525              $  6,303                 12,661
                                                       $ 59,819              $ 63,787               $ 68,386
    Depreciation:
      Wholesale                                        $    694              $    671               $    657
      Retail                                                407                   225                    138
                                                       $  1,101              $    896               $    795
    Additions to property and equipment:
      Wholesale                                        $  1,362              $    559               $    448
      Retail                                              2,602                 1,447                    718
                                                       $  3,964              $  2,006               $  1,166
    Reconciliation of operating profit (loss) to
      net income (loss):
        Operating profit (loss)                        $ (3,512)             $  2,734               $  4,000
        Interest expense                                    (75)                 (115)                  (143)
        Interest income                                     372                   392                    624
        General corporate expense                        (2,281)               (1,821)                (1,541)
        (Income) taxes/benefit                            2,102                  (481)                (1,139)
      Net income (loss)                                $ (3,394)             $    709               $  1,801




NOTE 10 - PROVISION FOR STORE CLOSINGS AND RESTRUCTURING CHARGES:

   On August 10, 1994 the Company announced the closing of stores operating under the name Playworld Toy Stores and one leased department operation. Provision of $3,900 was recorded for store closings represents losses from store operations from the date of announcement until closing, employee severance costs, estimated lease liabilities, losses on liquidation of inventories and disposition of assets and other related restructuring costs. This charge increased the net loss for fiscal 1995 by $2,340 ($.45 per share). Revenues for these operations amounted to $10,923, $11,257, and $10,955 during fiscal 1995, 1994 and 1993, respectively.

   During fiscal 1993 the Company recorded a restructuring charge of $1,050 for severance and relocation costs resulting from the realignment of its wholesale distribution business. The effect of the restructuring enabled the Company to reduce costs and improve operating efficiency. This charge resulted in a decrease in fiscal 1993 net income of $644 ($.12 per share).

NOTE 11 - INTERIM FINANCIAL DATA (UNAUDITED):

                                         First                Second                   Third               Fourth
                                        Quarter               Quarter                 Quarter              Quarter
                                                          (in thousands, except per share data)

    Year ended January 28, 1995:
        Sales                          $ 27,168              $ 30,229                 $ 35,374            $ 43,731
        Gross profit                      6,315                 7,296                    8,153              11,201
        Net income (loss)                  (886)               (2,687)                    (224)                403

        Net income (loss) per share    $   (.17)             $   (.52)                $   (.04)           $    .08


    Year ended January 29, 1994:
        Sales                          $ 30,954              $ 30,838                 $ 38,175            $ 42,883
        Gross profit                      7,501                 7,165                    8,497              10,857
        Net income (loss)                  (189)                 (342)                     324                 916

    Net income (loss) per share        $   (.03)             $   (.06)                $    .06            $    .17

  During the second quarter of fiscal 1995, the Company provided a pre-tax charge of $3,500,000 ($2,100,000, $.40 per share after taxes) to cover the unusual costs of the decision to close its Playworld Toy Stores. An additional pre-tax charge of $400,000 ($240,000, $.05 per share after taxes) was provided during the fourth quarter. The Company's wholesale and retail sales are highly seasonal. During fiscal 1995 and 1994, 58% and 57%, respectively, of such sales were made in the second half of the year.

  Income (loss) per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year income (loss) per share amount. The fourth quarter of fiscal 1994 includes the dilutive effect of common stock equivalents. The inclusion of common stock equivalents were either antidilutive or had no significant dilutive effect in the other quarters and therefore were not utilized in the above computations of income (loss) per share.

                                                GREENMAN BROS. INC. AND SUBSIDIARIES
                                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                FOR THE YEARS ENDED JANUARY 28, 1995
                                                JANUARY 29, 1994 AND JANUARY 30, 1993


               COLUMN A                    COLUMN B              COLUMN C                       COLUMN D     COLUMN E
                                                                 ADDITIONS

                                                              (1)               (2)
                                          Balance at       Charged to                                       Balance at
                                          beginning          costs          Charged to                        end of
Description                               of period        and expenses     other accounts     Deductions     period

                                                                  (in thousands)

Year ended January 28, 1995:

  For estimated losses in collection       $  874           $ 250            $    -             $  141 (a)    $  983

Year ended January 29,1994:

  For estimated losses in collection      $1,229            $ 275            $    -             $  630 (a)    $  874

Year ended January 30, 1993:

  For estimated losses in collection      $2,000            $  42            $    -             $  813 (a)    $1,229


(a) Write-offs net of recoveries


                                                           EXHIBIT 11.01
                                               GREENMAN BROS. INC. AND SUBSIDIARIES
                                                COMPUTATION OF EARNINGS PER SHARE

                                                                                    For the Years Ended

                                                Jan. 28, 1995    Jan. 29, 1994     Jan. 30, 1993    Feb. 1, 1992    Feb. 2, 1991
                                                 (52 weeks)        (52 weeks)        (52 weeks)       (52 weeks)      (52 weeks)

a)  Net income (loss)                           $(3,394,364)     $    709,487      $  1,801,120     $  3,665,196    $(14,601,598)

b)  Weighted average number of shares of
    common stock outstanding during period        5,220,222         5,338,012         5,574,547        5,540,212       5,948,975

    Income (loss) per share (a/b)               $      (.65)     $        .13      $        .32     $        .66    $      (2.45)

c)  Incremental shares based on the treasury
    stock method for stock options, using
    the average market price                        141,219            59,673            94,082            1,427          59,585

d)  Incremental shares based on the treasury
    stock method for stock options, using
    the ending market price                         153,038            82,310            94,082           28,047          71,088

    Income (loss) per common and common
    equivalent shares (primary) (a/(b+c))       $      (.65)     $        .13      $        .32     $        .66    $      (2.43)

    Income (loss) per common and common
    equivalent shares assuming full
    dilution (a/(b+d))                          $      (.65)     $        .13      $        .32     $        .66     $     (2.43)



NOTE:   The inclusion of common stock equivalents were antidilutive in fiscal 1995 and 1991 and had no significant dilutive effect in all other years presented and therefore were not utilized in the above computation of income (loss) per share.


                                      EXHIBIT 21

                             Subsidiaries of the Registrant


1. Martin Zippel Co. Inc., Incorporated in New Jersey, doing business as same. (a)

2.     Kleban Distribution Services, Inc., Incorporated In
       Delaware, doing business as same.  (a)

3.     C.W.P.W. Inc., Incorporated in Michigan, doing business as
       Playworld, Toy Park, Hudson Berlind Sales Associates, Martin Zippel Sales Associates and Noodle Kidoodle.

4. M.Z. Catalogue Services, Inc., Incorporated in New Jersey, doing business as same.









(a)    As of April 1, 1994, Martin Zippel Co. Inc., and Kleban
       Distribution Services, Inc., were merged into Greenman
       Bros. Inc.