Form 10-Q
period 1995-04-29
GREENMAN BROTHERS INC
filed 1995-06-13
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      April 29, 1995

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

                               NOT APPLICABLE

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.    YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,264,040 shares outstanding as of June 6, 1995.

                                     TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                       Page


      Condensed Consolidated Balance Sheets
       April 29, 1995, April 30, 1994 and January 28, 1995 . . . .  .    3

      Condensed Consolidated Statements of Income (Loss)
       Thirteen Weeks Ended April 29, 1995 and April 30, 1994 . . . .    4

      Condensed Consolidated Statements of Cash Flows
       Thirteen Weeks Ended April 29, 1995 and April 30,1994  . . . .    5

      Notes to Condensed Consolidated
       Financial Statements . . . . . . . . . . . . . . . . . . . . .    6

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations  . . . . . . . . . . . . .    7


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . .  . None


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .  .    9

                           GREENMAN BROS. INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                         UNAUDITED

                                                      April 29,     April 30,  January 28,
                                                        1995          1994        1995
                                                                (In thousands)

ASSETS
Current assets:
  Cash and cash equivalents                          $  10,314    $   8,087    $  10,908
  Trade receivables - net                               11,646       14,437       13,622
  Merchandise inventories                               23,775       34,229       20,264
  Prepaid expenses, recoverable taxes
   and other                                             4,962        3,464        5,170

     Total current assets                               50,697       60,217       49,964

Property, plant and equipment - net                     10,350        8,026        9,673

Other assets                                               179          779          182

     Total assets                                    $  61,226    $  69,022    $  59,819

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                             $  16,983    $  21,068    $  12,109
  Accrued expenses and taxes                             4,597        3,783        5,858
  Obligations under capital leases                          64           60           64
  Income taxes payable                                    -            -             133

     Total current liabilities                          21,644       24,911       18,164

Obligations under capital leases                           556          621          572
Deferred income taxes                                      213          290          213
Stockholders' equity:
  Preferred stock - authorized 500
   shares, par value $1.00 (none issued)
  Preferred stock - Series A Junior
   Participating - authorized 440
   shares, par value $1.00 (none issued)
  Common stock - authorized 10,000
   shares, par value $.10; issued 6,188,
   6,124 and 6,185 respectively                            619          612          619
  Capital in excess of par value                        25,810       25,630       25,801
  Retained earnings                                     16,176       20,750       18,242
  Less:  treasury stock, at cost - 924 shares           (3,792)      (3,792)      (3,792)
                                                        38,813       43,200       40,870

     Total liabilities and stockholders'
      equity                                         $  61,226    $  69,022    $  59,819




          See accompanying notes to Condensed Consolidated Financial Statements.


                           GREENMAN BROS. INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                          (In thousands except per share amounts)

                                         UNAUDITED

                                                                 Thirteen Weeks Ended
                                                                    (In thousands)

                                                             April 29,           April 30,
                                                                1995               1994

Net sales                                                    $  24,437          $  27,168

Costs and expenses:
  Cost of product sold                                          18,300             20,853
  Selling and administrative expenses                            8,041              7,615
  Depreciation                                                     286                251
                                                                26,627             28,719

  Operating loss                                                (2,190)            (1,551)
  Interest income                                                  135                 94
  Interest expense                                                 (11)               (19)

Loss before income taxes                                        (2,066)             (1,476)

Income taxes (benefit)                                             -                 (590)

Net loss                                                     $  (2,066)         $    (886)

Net loss per share                                           $    (.39)         $    (.17)

Average shares outstanding                                       5,263              5,200







          See accompanying notes to Condensed Consolidated Financial Statements.


                           GREENMAN BROS. INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         UNAUDITED

                                                               Thirteen  Weeks Ended
                                                           April 29,            April 30,
                                                              1995                1994
                                                                   (In thousands)
Cash flows from operating activities:
  Net loss                                                 $  (2,066)          $    (886)
  Adjustments to reconcile to net cash provided (used):
    Depreciation                                                 286                 251
    Provision for doubtful accounts                               91                 101
    Decrease (increase) in non-cash working capital
     accounts:
      Merchandise inventories                                 (3,511)             (3,562)
      Trade receivables, prepaid expenses and other
       current assets                                          2,093                 (94)
      Trade accounts payable, accrued expenses, and taxes      3,613               6,251
      Income taxes                                              (133)               (137)

          Net cash provided by operating activities              373               1,924

Cash flows from investing activities:
  Proceeds from sale of marketable securities                     -                1,000
  Property additions                                            (963)               (633)
  Other                                                            3                  25

          Net cash provided by (used in) investing
            activities                                          (960)                392

Cash flows from finacing activities:
  Reduction in obligations under capital leases                  (16)                (15)
  Proceeds from exercise of employee stock options                 9                  22

          Net cash provided by (used in) financing
           activities                                             (7)                  7

Net increase (decrease) in cash and cash equivalents            (594)              2,323
Cash and cash equivalents-beginning of year                   10,908               5,764
Cash and cash equivalents-end of period                    $  10,314           $   8,087









          See accompanying notes to Condensed Consolidated Financial Statements.


                           GREENMAN BROS. INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                         UNAUDITED


NOTE 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments for a fair statement of the results and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the financial statements and notes thereto included in the registrant's annual report on Form 10-K for the year ended January 28, 1995 (fiscal
            1995).

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

NOTE 3. Income tax provisions are based on estimated annual effective tax rates. The operating loss for the first quarter ended April 29, 1995 provides no current tax benefit. The Company has certain available tax planning strategies and the ability to generate taxable income that could be implemented, if necessary, to realize net tax benefits reported for prior periods. The effective income tax rate used for the period ended April 30, 1994 was 40%.

NOTE 4. On May 31, 1995 the Company announced that it is investigating the possible sale of its wholesale business operating under the name Greenman Merchandising Services ("GMS"). The intent of such a sale would be to free-up capital that will be needed to grow the Noodle Kidoodle TM retail business. GMS had sales of $113 million in fiscal 1995 while the Company's total revenues were $137 million. Pre-tax earnings for GMS in fiscal 1995 were $1.8 million while the Company incurred a pre-tax loss of $5.5 million which included a pre-tax provision of $3.9 million for the closing of Playworld Toy Stores. For the quarter ended April 29, 1995 GMS had sales of $21.2 million while the Company's total revenues were $24.4 million. The pre-tax loss for GMS in the current quarter was $.9 million while the Company's pre-tax loss was $2.1 million.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Thirteen Weeks Ended April 29, 1995 Compared with
                            Thirteen Weeks Ended April 30, 1994

Results of Operations

Sales for the thirteen week period ended April 29, 1995 decreased $2.7 million or 10.1% versus the comparable period of the prior year.

Wholesale sales decreased 8.7% to $21.2 million in the first quarter versus the first quarter of the prior year. The Company indicated in its 10-K filing for the year ended January 28, 1995 (fiscal 1995) that wholesale sales are expected to decline in fiscal 1996. A decrease in the mass merchandise retail channel of approximately $3.4 million was only partially offset by increased business in the chain drug, supermarkets, deep discount drug and home center channels of distribution. On May 31, 1995 the Company announced that it is investigating the possible sale of the wholesale business operating under the name Greenman Merchandising Services.

Retail sales of our Noodle Kidoodle TM operation (TM is purposely omitted everywhere else) and Playworld Toy Stores represented 13.4% of total sales for the thirteen week period ended April 29, 1995 compared to 14.8% for the thirteen week period ended April 30, 1994. Overall retail sales decreased 18.1% to $3.3 million for the first quarter versus last year as a result of closing the Playworld Toy Stores and one leased department operation during the second half of last year. Playworld Toy Stores sales decreased by $2.7 million offset by increases in Noodle Kidoodle sales of $1.9 million as a result of opening three stores in the second half of last year and one store in February 1995. Comparable store sales decreased 20.6%. The decrease was attributable to lower sales in the remaining Playworld Toy Stores of 37.2% partially offset by an increase of 22.5% in the one Noodle Kidoodle store that had year to year comparisons.

Gross Profit as a percent of sales was 25.1% for the first quarter versus 23.2% for the comparable period of last year. The increase in overall gross profit percentage of 1.9% was attributable to higher margins in both the wholesale and retail segments. Margins in the wholesale segment improved by 1.6% to 22.5% primarily due to the decline of sales in the toy product line to mass merchandise customers that carry lower margins. Margins in the retail segment increased by 4.9% to 42.0% for the first quarter versus the same period of last year primarily due to increased sales in the Noodle Kidoodle stores which operate with higher margins.

Operating expenses other than interest increased by 5.9% for the thirteen week period versus the comparable period of the prior year. The Company's operating expenses as a percent of sales increased 5.1% for the quarter versus the prior year.

Wholesale expenses increased 3.3% as a percent of sales for the thirteen week period ended April 29, 1995 versus the comparable period of the prior year. The increase resulted primarily from lower sales levels and higher distribution costs. The operating expenses for the retail segment increased 17.9% as a percent of sales for the first quarter versus the prior year. The increase resulted from lower comparable store sales in the Playworld operation and a higher cost structure in the Noodle Kidoodle stores which had four more stores operating during this period versus last year.

Pre-tax interest income increased by $41,000 for the quarter versus the comparable period of last year. The increase resulted from both higher average interest rates and cash balances. The average interest rate for the thirteen week period ended April 29, 1995 was 5.5% versus 2.8% for the period ended April 30, 1994. The average cash balance was $9.7 million for the current first quarter versus $7.1 million for the comparable period of last year. Pre-tax interest expense decreased $8,000 for the first quarter versus the prior year.

The Company did not provide an income tax benefit for the quarter ended April 29, 1995. For the quarter ended April 30, 1994 the Company recorded an income tax benefit based on an estimated effective tax rate of 40%.

The net loss for the thirteen week period was approximately $2.1 million ($.39 per share) versus $.9 million ($.17 per share) for the same period of last year.

Liquidity and Sources of Capital

The Company maintained an average cash and cash equivalent balance of approximately $9.7 million during the first quarter ended April 29, 1995. The average cash balance was substantially invested in high grade commercial paper.

Cash flow provided from operating activities for the thirteen week period ended April 29,1995 were $.4 million versus $1.9 million for the period ended April 30,1994. Net earnings before non-cash expenditures of depreciation and provision for doubtful accounts utilized $1.7 million of cash offset by $2.1 million of cash provided from changes in working capital components. In the first quarter ended April 30, 1994, net earnings before non-cash expenditures utilized $.5 million of cash offset by $2.4 million of cash provided from changes in working capital components.

Cash used in investing activities was approximately $1.0 million for the first quarter ended April 29, 1995 versus cash provided of $.4 million for the first quarter ended April 30, 1994. Property additions and other utilized approximately $1.0 million of cash for the thirteen week period ended April 29, 1995 versus $.6 million for the thirteen week period ended April 30, 1994. Approximately $1.0 million was provided from the redemption of U.S. Treasury bills for the first quarter ended April 30, 1994.

The Company has an unsecured revolving credit facility from a bank which currently provides for maximum borrowing of $10.0 million that expires in June 1995. The Company is currently negotiating a new credit agreement which is expected to be in place during the second quarter. The Company did not require any borrowings during the first quarter ended April 29, 1995. The Company expects to utilize some bank borrowing during the second half of fiscal 1996 as a result of a $10.0 million capital expenditures anticipated for the opening of new Noodle Kidoodle stores during fiscal 1996. As previously noted the Company has announced that it is considering the sale of its wholesale business. Should such a sale take place the proceeds would be sufficient to fund the current years expansion program without bank borrowings.

                                        SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GREENMAN BROS. INC.
                                    (Registrant)




Date:   June 12, 1995              STANLEY GREENMAN
                                   Stanley Greenman, Chairman of the Board,
                                   Chief Executive Officer, Director
                                   (Principal Executive Officer)


Date:   June 12, 1995              WILLIAM A. JOHNSON JR.
                                   William A. Johnson Jr., Vice President,
                                   Chief Financial Officer and Secretary
                                   (Principal Financial & Accounting Officer)