Form 10-K/A
period 1995-01-28
GREENMAN BROTHERS INC
filed 1995-07-14
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K/A

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

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

         SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


Principal Stockholders

As of May 22, 1995, the following persons were known by the Company to own beneficially (as defined under applicable rules of the Securities and Exchange Commission) more than 5% of the Company's Common Stock:

        Name and Address of                Amount and Nature of     Percent
         Beneficial Owner                  Beneficial Ownership    of Class
      Ryback Management Corporation . . . . .   426,900 (1)          8.1%
      and/or Lindner Fund, Inc.
      7711 Carondelet Avenue
      Box 16900
      St. Louis, MO  63105

      Dimensional Fund Advisors . . . . . . .   387,000 (2)          7.4%
      1299 Ocean Avenue
      Suite 650
      Santa Monica, California 90401

      Phyllis Greenman Successor Trustee. . .   278,643              5.3%
      of the Bernard Greenman Marital
      Deduction Trust Under Agreement
      Dated March 22, 1991
      16915 River Birch Circle
      Delray Beach, Florida  33445

      Stanley Greenman. . . . . . . . . . . .   352,522 (3)          6.6%
      105 Price Parkway
      Farmingdale, New York  11735

      Stewart Katz. . . . . . . . . . . . . .   344,107 (4)          6.4%
      105 Price Parkway
      Farmingdale, New York  11735

1.Based upon information contained in a Schedule 13G filed with the Securities and Exchange Commission on January 25, 1995. Such Schedule states that as of December 31, 1994, the beneficial owner has sole voting and investment power as to 426,900 shares. Ryback Management Corporation ("Ryback"), a registered investment advisor, is deemed to have beneficial ownership of 426,900 shares of the Company's common stock, 325,300 shares (6.2%) of which are held by Lindner Fund, Inc., a registered investment company, for which Ryback serves as investment advisor.

2.Based upon information contained in a Schedule 13G filed with the Securities and Exchange Commission on January 30, 1995. Such Schedule states that the beneficial owner has sole voting power as to 245,300 shares and sole investment power as to 387,000 shares. Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 387,000 shares of Greenman Bros. Inc. stock as of May 22, 1995, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and the DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

3.Includes 18,750 shares owned of record by Stanley Greenman as custodian for a minor child and 112,500 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days from May 22, 1995.

4.Includes 181,200 shares owned of record and beneficially by Stewart Katz's wife and 37,907 shares owned of record by Mr. Katz's wife as custodian for minor children and 112,500 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days from May 22, 1995.

Management

As of May 22, 1995 each director and nominee for director of the Company, and the Three Named Officers (as defined in "Executive Compensation" below) and executive officers, nominees and directors of the Company as a group, beneficially owned (as defined under applicable rules of the Securities and Exchange Commission) shares of the Company's Common Stock as follows:

                                           Amount            Percent of
                                       and Nature of         Class as of
                                  Beneficial Ownership (1)   May 22, 1995
          Stanley Greenman . . . .       352,522 (2)              6.6%

          Stewart Katz . . . . . .       344,107 (3)              6.4%

          Lester Greenman. . . . .       182,500                  3.5%

          William A. Johnson, Jr.         22,250                     *

          Robert Stokvis . . . . .        13,625                     *

          Joshua Biblowitz . . . .         7,500                     *

          Barry W. Ridings . . . .         3,500                     *

          Joseph A. Madenberg. . .         3,000                     *

          Robin L. Farkas. . . . .         3,000                     *

          Irwin Tantleff . . . . .           -0-                     *

All executive officers,
nominees and directors,
as a group (10 persons)                  932,004                 16.9%

*Less than 1%.

1.Includes shares issuable upon exercise of options currently exercisable or exercisable within 60 days from May 22, 1995 as follows: Stanley Greenman (112,500), Stewart Katz (112,500), Lester Greenman (2,500), William A. Johnson, Jr. (21,250), Robert Stokvis (3,625), Joshua Biblowitz (5,500), Barry W. Ridings (2,500), Joseph A. Madenberg (3,000), Robin L. Farkas (3,000).




2.Includes 18,750 shares owned of record by Stanley Greenman as custodian for a minor child.

3.Includes 181,200 shares owned of record and beneficially by Stewart Katz's wife and 37,907 shares owned of record by her as custodian for minor children.

Except as noted in the footnotes to the two tables above, the Company believes the beneficial holders listed above have sole voting and investment power regarding the shares shown as being beneficially owned by them.

Management controls, in the aggregate, approximately 12.6% of the outstanding Common Stock of the Company. Management intends to vote its Common Stock in favor of the three nominees for director set forth below.


    COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section (16)a filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with except for one report covering one transaction for each of the following officers and directors which were filed late: Joshua Biblowitz, Robin Farkas, Stanley Greenman, Stewart Katz, Joseph Madenberg, Robert Stokvis and Benjamin Zdatny (deceased).

                         ELECTION OF DIRECTORS

Pursuant to the Company's Certificate of Incorporation and By-Laws, the number of directors of the Company has been set at nine members, classified into three equal classes, which classes have staggered three year terms. The Board of Directors proposes the election, as Class 1 directors, of the three nominees listed below. Class 1 directors elected at the Annual Meeting will serve until the 1998 Annual Meeting, and until their successors have been elected and qualified. Mr. Joshua Biblowitz, a Class 1 director and a member of the Board of Directors since 1979, has decided not to run for re-election.

Mr. Benjamin Zdatny, a Class 2 director, passed away in April, 1995. Mr. Zdatny had been a member of the Board of Directors since 1987. At this time, the Board has not appointed a replacement to fill this vacancy. After a replacement director is appointed by the Board pursuant to authority granted by the Company's By-Laws, such director will be voted upon by the Company's stockholders at the next Annual Meeting. The remaining Class 2 directors continue to serve until the 1996 meeting.

The terms of office of the Class 3 directors continue until the 1997 meeting.

Unless the stockholder specifies in the proxy that authority to vote is withheld, proxies will be voted for all of the nominees named below. In the event any nominee is unable to or declines to serve as director at the time of the Annual Meeting, proxies that do not withhold authority to vote for all nominees may be voted for any substitute nominee selected by the Board of Directors. The Board has no reason to believe, at this time, that any of the persons named will be unable or unwilling to serve if elected.

          THE BOARD OF DIRECTORS RECOMMENDS VOTING "FOR" THE ELECTION
                       OF THE NOMINEES LISTED BELOW.

The following table sets forth information about the nominees for election as directors and about the directors who will continue in office, including their principal occupations. Information relating to the number of shares of the Company's Common Stock beneficially owned by each current director and nominee, and by all current directors, nominees and executive officers of the Company as a group, is set forth above under "Security Ownership of Management and Certain Beneficial Owners."

                           NOMINEES FOR ELECTION AS
                 CLASS 1 DIRECTORS TO SERVE UNTIL 1998 MEETING


LESTER GREENMAN (1)                                      Director since 1994

Mr. Greenman, age 40, has been a Vice President of Sony Electronic Publishing Company ("SEPC") since 1994; prior thereto, from 1991-1994, he was Vice President of Legal and Business Affairs for SEPC; prior thereto he was Assistant United States Attorney in the Southern District of New York from 1990 to 1991, and an associate at the law firm of Gibson, Dunn & Crutcher from 1987 to 1990.

BARRY W. RIDINGS                                         Director since 1994

Mr. Ridings, age 42, has been a Managing Director of Alex. Brown & Sons Incorporated (investment banking and securities brokerage firm) since 1990; prior thereto, he was a Managing Director at Drexel Burnham Lambert from 1986 to 1990. Mr. Ridings is also a member of the boards of directors of Leaseway Transportation, Norex-America, Rax Restaurants, Inc., Sub-Micron Systems, Transcor Waste Services Corp., Tiger Direct, Inc. and Trinity Six Inc.

IRWIN TANTLEFF

Mr. Tantleff, age 60, has been a Managing Partner of Four T Associates (real estate and financial management) since 1986 and has been adjunct Professor of Management at New York University, Stern School of Business, since 1992; prior thereto from 1986 to 1989 he was Corporate Senior Vice President and director of First National Supermarkets, Inc., d/b/a Finast/Edwards, and, he was the Founder, and from 1965 to 1986, he was the CEO of IJT Limited, d/b/a Foodtown Supermarkets.

                 CLASS 2 DIRECTORS TO SERVE UNTIL 1996 MEETING

ROBIN FARKAS                                             Director since 1993

Mr. Farkas, age 61, is currently a Private Investor; from March 1994 to March 1995, Mr. Farkas was director of Dormitory Authority of the State of New York; from 1984 to 1992, he was Chairman of the Board, Chief Executive Officer of Alexanders, Inc., (mass merchandise retail chain). Mr. Farkas is also a member of the boards of directors of Insignia Financial Group, Inc. and Refac Technology Corp.


STEWART KATZ (1)                                         Director since 1973

Mr. Katz, age 54, has been the President, Chief Operating Officer and Assistant Secretary of the Company since 1977. Mr. Katz has been an employee of the Company since 1970.


               CLASS 3 DIRECTORS TO SERVE UNTIL 1997 MEETING

STANLEY GREENMAN (1)                                     Director since 1976

Mr. Greenman, age 46, has been the Chairman of the Board, Chief Executive Officer and Treasurer of the Company since 1990. Mr. Greenman has been an employee of the Company since 1969.

JOSEPH MADENBERG                                         Director since 1993

Mr. Madenberg, age 58, has been the President of Joseph A. Madenberg, Inc. (retail management consulting firm) since 1968; prior thereto, he was a Professor of Business Administration at Suffolk County Community College until his retirement in December 1992.

ROBERT STOKVIS                                           Director since 1991

Mr. Stokvis, age 47, has been the President of Stokvis Enterprises, Inc., (distributor of materials handling equipment) for more than the past five years.




(1)Stanley Greenman and Lester Greenman are brothers. Stewart Katz is the brother-in-law of Stanley Greenman and Lester Greenman.

(2)Alexanders, Inc. filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on May 15, 1992 and emerged from bankruptcy and reorganized on October 4, 1993.