Form 10-Q
period 1995-07-29
GREENMAN BROTHERS INC
filed 1995-09-12
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      July 29, 1995


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,349,015 Shares Outstanding as of September 1, 1995.

                                     TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page


      Condensed Consolidated Balance Sheets
       July 29,1995, July 30,1994 and January 28,1995  . . . . . . .      3

      Condensed Consolidated Statements of Income (Loss)
       Thirteen and Twenty-Six Weeks Ended July 29,1995
       and July 30,1994. . . . . . . . . . . . . . . . . . . . . . .      4

      Condensed Consolidated Statements of Cash Flows
       Twenty-Six Weeks Ended July 29,1995 and July 30,1994. . . . .      5

      Notes to Condensed Consolidated Unaudited
       Financial Statements. . . . . . . . . . . . . . . . . . . . .      6

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . . .      9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .     12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

                           GREENMAN BROS. INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                         UNAUDITED

                                                      July 29,    July 30,     January 28,
                                                        1995        1994          1995
                                                                (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                          $  11,952    $   6,353    $  10,908
  Merchandise inventories                                7,207        9,907        4,330
  Prepaid expenses, taxes and other                      2,674        3,782        2,980
  Net assets of discontinued operations                 12,469       26,918       24,618

     Total current assets                               34,302       46,960       42,836

Property, plant and equipment - net                      8,049        4,581        5,163

Other assets                                                48           45           43

     Total assets                                    $  42,399    $  51,586    $  48,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                             $   3,929    $   5,000    $   2,262
  Accrued expenses and taxes                             9,150        6,050        4,777
  Income taxes payable                                    -            -             133

     Total current liabilities                          13,079       11,050        7,172


Stockholders' equity:
  Preferred stock - authorized - 500
   shares, par value $1.00  (none issued)
  Preferred stock - Series A Junior
   Participating - authorized - 440
   shares, par value $1.00 (none issued)
  Common stock - authorized - 10,000
   shares, par value $.10 - issued 6,270
   6,130 and 6,185 respectively                            627         613           619
Capital in excess of par value                          26,202      25,652        25,801
Retained earnings                                        6,283      18,063        18,242
Less:  treasury stock, at cost - 924 shares             (3,792)     (3,792)       (3,792)

                                                        29,320      40,536        40,870


     Total liabilities and stockholders'
      equity                                         $  42,399    $ 51,586     $  48,042



           See accompanying notes to Condensed Consolidated Financial Statements
                                           -3-


                           GREENMAN BROS. INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                          (In thousands except per share amounts)
                                         UNAUDITED

                                        Thirteen Weeks Ended       Twenty-Six Weeks Ended

                                        July 29,     July 30,       July 29,     July 30,
                                          1995         1994           1995         1994
Net sales                              $   3,939    $   3,835      $   7,220   $    7,843

Costs and expenses:
  Cost of product sold including buying
   and warehousing costs                   2,543        2,575          4,662        5,382
  Selling and administrative expenses      3,001        2,189          5,347        4,272
  Depreciation                               195          137            361          273
  Provision for store closings               -          3,500           -           3,500

                                           5,739        8,401         10,370       13,427

  Operating (loss)                        (1,800)      (4,566)        (3,150)      (5,584)

  Interest income                            137          119            272          213
  Interest expense                           (11)         (19)           (22)         (38)

Loss from continuing operations
  before income taxes                     (1,674)      (4,466)        (2,900)      (5,409)

Income taxes (benefit)                       -         (1,787)           -         (2,164)

Net loss from continuing operations       (1,674)      (2,679)        (2,900)      (3,245)

Discontinued operations:
  (Loss) from discontinued operations,
  net of income tax benefit of $ -0-,
  $6, $-0- and $219 respectively         (1,074)           (8)        (1,914)        (328)

  (Loss) on disposal of discontinued
  operations including operating (loss)
  of $8,907 during disposal period
  (including income taxes of $1,602)      (7,145)          -          (7,145)          -


Net loss from discontinued operations     (8,219)          (8)        (9,059)        (328)

Net loss                               $  (9,893)    $  (2,687)     $ (11,959)   $  (3,573)

Net loss per share:

Continuing operations                  $    (.32)    $    (.51)     $    (.55)   $    (.62)
Discontinued operations                    (1.55)         (.01)         (1.72)        (.07)

Net loss per share                     $   (1.87)     $   (.52)     $   (2.27)   $    (.69)


Average shares outstanding                 5,287         5,202          5,275        5,201

       See accompanying notes to Condensed Consolidated Financial Statements
                                           - 4 -


                           GREENMAN BROS. INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         UNAUDITED

                                                               Twenty-Six Weeks Ended
                                                            July 29,            July 30,
                                                              1995                1994
                                                                   (In thousands)
Cash flows from operating activities:
  Net loss from continuing operations                       $ (2,900)          $  (3,245)
   Adjustments to reconcile to net cash provided (used):
   Depreciation                                                  361                 273
   Provision for store closings                                   -                3,500
   Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                                    (2,877)            (3,589)
    Prepaid expenses, taxes and other current assets              306             (2,651)
    Trade accounts payable, accrued expenses and taxes            497              2,328
    Income taxes                                                 (133)              (137)

      Net cash (used in) continuing operations                 (4,746)            (3,521)

  Net loss from discontinued operations                        (9,059)              (328)
   Adjustments to reconcile to net cash provided (used):
   Depreciation                                                   240                238
   Provision for doubtful accounts                                186                153
   Deferred income taxes                                        1,602                 -
   Decrease (increase) in non-cash working capital accounts
   and other assets and liabilities                            15,757              4,400

      Net cash provided by discontinued operations              8,726              4,463

      Net cash provided by operating activities                 3,980                942

Cash flows from investing activities:
  Proceeds from sale of marketable securities                     -                1,000
  Property additions - continuing operations                   (3,247)            (1,105)
  Property additions - discontinued operations                    (93)              (755)
  Other                                                           ( 5)               462

      Net cash (used in) investing activities                  (3,345)              (398)

Cash flow from financing activities:
   Proceeds from exercise of employees stock options              409                 45

      Net cash provided by financing activities                   409                 45

   Net increase in cash and cash equivalents                    1,044                589
   Cash and cash equivalents - beginning of year               10,908              5,764

   Cash and cash equivalents - end of period                $  11,952          $   6,353

      See accompanying notes to Condensed Consolidated Financial Statements

                                           - 5 -

                           GREENMAN BROS. INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                         UNAUDITED

NOTE 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instruction to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments for a fair statement of the results and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature except for those associated with the discontinued operations. This financial information should be read in conjunction with the financial statements and notes thereto included in the registrant's annual report on Form 10-K for the year ended January 28, 1995. The January 28, 1995 Statements of Income (Loss) and Balance Sheet are restated in this 10Q to reflect the discontinued operation.

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

NOTE 3. Income tax provisions are based on estimated annual effective tax rates. The loss from continuing operations for the periods ended July 29, 1995 provides no current tax benefit. The effective income tax rate used for the periods ended July 30, 1994 was approximately 40%. Income tax expense provided in discontinued operations for the periods ended July 29, 1995 represents the Company's requirement for a 100% valuation allowance for the net deferred tax assets pursuant to SFAS 109.

NOTE 4. On August 31, 1995 the Company adopted a formal plan to discontinue its wholesale business segment. The plan provides for the sale of two of the Company's distribution centers and the disposition through sale or liquidation of substantially all of the operating assets. The Company is not aware of any material relationship between prospective purchasers and the Company or any of its affiliates, any director or officer of the Company, or any associate of such director or officer.

            The operations and net assets of the wholesale business segment are being accounted for as a discontinued operation, and accordingly, its operating results and net assets are reported in this manner in all periods presented in the accompanying consolidated financial statements. Revenues from such operations were $ 20.8 million and $ 26.4 million for the thirteen weeks ended July 29, 1995 and July 30, 1994, respectively and $ 41.9 million and $ 49.6 million for the corresponding twenty-six week periods, respectively.

NOTE 5.     The following proforma condensed consolidated Statement of Income
            (Loss) for the fifty-two weeks ended January 28, 1995 illustrates the estimated effect of the Company's disposition of its wholesale distribution industry segment, Greenman Merchandise Services, as if this transaction had occurred for Statement of Income (Loss) purposes as of the beginning of the period presented. The pro forma statement does not purport to represent the results of operations had such transactions occurred on or at the beginning of the period indicated or to project the results of operations for any future date or period.

            The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable. The pro forma statements and accompanying notes should be read in conjunction with the historical consolidated financial statements of the Company including the notes thereto.

                            Greenman Bros. Inc and Subsidiaries
                Pro Forma Condensed Consolidated Statement of Income (Loss)
                                        (Unaudited)
                      For the Fifty-Two Weeks Ended January 28, 1995


                                       Consolidated  Wholesale
                                       As Originally Distribution   Pro Forma   Pro Forma
                                          Filed       Segment     Adjustments Consolidated
                                                    (in thousands)
Net sales                              $ 136,502    $ 113,194      $           $  23,308

Costs and expenses:
  Cost of product sold including buying
    and warehousing costs                104,782       88,590                     16,192
  Selling and administrative expenses     32,262       21,998          1,000      11,264
  Depreciation                             1,101          575                        526
  Provision for doubtful accounts            250          250                       -
  Provision for store closings             3,900         -                         3,900
                                         142,295      111,413           1,000     31,882


  Operating income (loss)                 (5,793)       1,781          (1,000)    (8,574)
  Interest income                            372         -                           372
  Interest expense                           (75)        -                           (75)

    Income (loss) before income taxes     (5,496)       1,781          (1,000)    (8,277)

  Income taxes (benefit)                  (2,102)         685           2,787         -

    Net income (loss)                  $  (3,394)   $   1,096      $   (3,787)  $ (8,277)

Net (loss) per share                   $    (.65)                               $  (1.59)

Average shares outstanding                 5,220                                   5,220


                                           - 7 -

Pro forma adjustments to consolidated statement of income (loss) for the fifty-two weeks ended January 28, 1995 were:

Amount of corporate overhead allocated to
the wholesale distribution segment estimated to
continue.                                                          $ 1,000

Income taxes - adjustment related to valuation
allowance required (100%) for net deferred tax
assets.                                                              2,787
                                                                   $ 3,787

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Thirteen and Twenty-Six Weeks Ended July 29,1995 Compared with
                     Thirteen and Twenty-Six Weeks Ended July 30, 1994

Results of Operations

The net loss from continuing operations was $1.7 million ($.32 per share) and $2.9 million ($.55 per share) for the second quarter and six months of the current year versus $2.7 million ($.51 per share) and $3.2 million ($.62 per share) for the comparable periods of the prior year.

Sales from continuing operations for the thirteen and twenty-six week periods ended July 29, 1995 were $3.9 million and $7.2 million respectively, reflecting an increase of 2.7% for the quarter and 7.9% decrease for the year-to-date period versus the results of the prior year's comparable periods. The increase for the second quarter resulted primarily from the opening of three Noodle Kidoodle stores in the second half of last year and five stores during the first half of fiscal 1996 partially offset by the closing of the majority of the Playworld Toy Stores and one leased department operation during the second half of last year and lower sales in the remaining Playworld stores. The decrease for the six months was primarily attributable to the closing of the majority of the Playworld Toy Stores and one leased department in the second half of last year and lower sales in the remaining Playworld stores, partially offset by increased Noodle Kidoodle sales.

Noodle Kidoodle sales are above plan in both periods. Sales of the remaining Playworld stores decreased 37.2% for the thirteen week period and 37.0% for the twenty-six week period versus last year as a result of lower inventory levels including a change of mix to less television promoted current merchandise.

Cost of goods sold including buying and warehousing costs from continuing operations decreased as a percent of sales 2.6% and 4.1% for the quarter and year-to-date periods respectively, versus the results of the prior year's comparable periods. The decrease for both the thirteen and twenty-six week periods was primarily due to increased sales in the Noodle Kidoodle stores which operate with higher margins as well as higher margins in the Playworld stores.

Operating expenses other than interest and provision for store closings from continuing operations increased 37.4% and 25.6% for the three and six months period ended July 29, 1995 respectively, versus the comparable periods of last year. As a percent of sales expenses increased 20.4% and 21.2% for the thirteen and twenty-six week periods respectively, versus the prior year.
The increase resulted primarily from the combination of certain opening costs and a higher cost structure in the Noodle Kidoodle stores than the Playworld stores. Noodle Kidoodle had eight more stores operating during portions of this period versus last year.

Provision for store closings of $3.5 million recorded for the thirteen and twenty-six week periods ended July 30, 1994 represents a one time charge to cover unusual cost of closing the majority of the Playworld Toy Stores and one leased department operation.

Pre-tax interest income increased for both the quarter and year-to-date by $18,000 and $59,000 respectively, versus last year. Pre-tax interest expense decreased by $8,000 and $16,000 for the thirteen and twenty-six week periods respectively, versus last year.

For the thirteen and twenty-six week periods ended July 30, 1994 the Company recorded an income tax benefit from continuing and discontinued operations based on an estimated effective tax rate of approximately 40%. There were no tax benefits provided in the current year periods.

The Company announced on May 31, 1995 that it was seeking a buyer for its wholesale business. After discussions with numerous interested parties, the Company determined that it would not receive any offers for significant portions of the business. A decision was made to close down the business as of August 31, 1995 and liquidate the remaining assets of that business.

Discontinued operations include the wholesale distribution industry segment operating as Greenman Merchandise Services. The $9.1 million ($1.72 per share) year-to-date loss from discontinued operations includes a $7.1 million charge related to the disposal of the wholesale segment including estimated losses through the disposal period, the anticipated sale of two of the Company's distribution centers and income tax expense of $1.6 million.


Liquidity and Sources of Capital

Cash flows provided from operating activities for the six months ended July 29, 1995, were $4.0 million versus $.9 million for the period ended July 30, 1994. Cash flows used in operating activities from continuing operations for the twenty-six week period ended July 29, 1995 were $4.7 million versus $3.5 million for the period ended July 30, 1994. Net earning before non-cash expenditures of depreciation utilized $2.5 million and changes in working capital components used $2.2 million of cash for the period ended July 29, 1995. For the year-to-date period ended July 30, 1994, net earnings before non-cash expenditures of depreciation and provision for store closing provided $.5 million and changes in working capital components used $4.0 million of cash.

Operating activities from discontinued operations provided $8.7 million for the six months ended July 29, 1995 versus $4.5 million for the period ended July 30, 1994. Net earnings before non-cash expenditures of depreciation, provision for doubtful accounts and deferred income taxes used $7.0 million of cash and changes in working capital components provided $15.7 million for the period ended July 29, 1995. For the period ended July 30, 1994 net earnings before non-cash expenditures of depreciation and provision for doubtful accounts provided $.1 million of cash and changes in working capital components provided $4.4 million.

Cash used in investing activities was $3.3 million for the six months ended July 29, 1995. Property additions from continuing operations utilized $3.2 million and from discontinued operations $.1 million. Cash used in investing activities for the twenty-six week period ended July 30, 1994 was $.4 million. Property additions from continuing operations used $1.1 million and from discontinued operations $.8 million offset by cash provided from the redemption of U.S. Treasury bills of $1.0 million and proceeds from a life insurance policy of $.5 million.

Cash provided from financing activities of $.4 million for the six months ended July 29, 1995 was from the exercise of employees stock options.

The Company maintained an average cash and cash equivalent balance of approximately $9.1 million during the twenty-six week period ended July 29, 1995. These funds were substantially invested in high grade commercial paper.

The Company plans to use the net proceeds of the wholesale liquidation to help fund the growth of its Noodle Kidoodle retail concept. A total of approximately $16 million in cash will have been generated from the dissolution of the wholesale business with approximately $8 million already realized.

The Company has a line of credit with its primary bank allowing for maximum borrowing of $12.5 million. Borrowings would be secured by wholesale inventory and receivables and the availability of the line is subject to formulas relating to the eligible amount of those assets. The Company has not required any borrowings for several years. While the Company does not expect to borrow in this fiscal year, the timing of receipts from the wholesale liquidation could be such that a small portion of the line may be utilized temporarily.

The Company also announced that it will change its name to Noodle Kidoodle, Inc. subject to stockholders approval with the vote expected to take place in the fourth quarter of this fiscal year.

                                Part II - Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

            At the Annual Meeting of Shareholders held July 11, 1995 the following persons were elected as directors of the Company.

            Class 1 Directors: (until the 1998 meeting)

            Lester Greenman
            Barry W. Ridings
            Irwin Tantleff

            The following Directors continue in office for the duration of their terms:

            Class 2 Directors: (until the 1996 meeting)

            Robin Farkas
            Stewart Katz

            Class 3 Directors: (until the 1997 meeting)

            Stanley Greenman
            Joseph A. Madenberg
            Robert Stokvis

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GREENMAN BROS. INC.
                                             (Registrant)





Date:  September 12, 1995                STANLEY GREENMAN

                                         Stanley Greenman, Chairman of
                                         the Board, Chief Executive
                                         Officer, Director
                                         (Principal Executive Officer)


Date:  September 12, 1995                WILLIAM A. JOHNSON, JR.
                                         William A. Johnson Jr., Vice
                                         President, Chief Financial
                                         Officer and Secretary
                                         (Principal Financial Accounting
                                          Officer)