Form 10-Q
period 1995-10-28
GREENMAN BROTHERS INC
filed 1995-12-12
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      October 28, 1995


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 5,369,390 Shares Outstanding as of December 6, 1995.

                                     TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page


      Condensed Consolidated Balance Sheets
       October 28, 1995, October 29, 1994 and January 28, 1995  . . .     3

      Condensed Consolidated Statements of Income (Loss)
       Thirteen and Thirty-Nine Weeks Ended October 28, 1995
       and October 29, 1994 . . . . . . . . . . . . . . . . . . . . .     4

      Condensed Consolidated Statements of Cash Flows
       Thirty-Nine Weeks Ended October 28, 1995 and October 29, 1994      5

      Notes to Condensed Consolidated Unaudited
       Financial Statements. . . . . . . . . . . . . . . . . . . . .      6

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . . . 7 - 12



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .      13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14


                           GREENMAN BROS. INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                         UNAUDITED

                                                     October 28,  October 29,  January 28,
                                                        1995        1994          1995
                                                                (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                          $   6,548    $   5,620    $  10,908
  Merchandise inventories                               12,437        9,636        4,330
  Prepaid expenses, taxes and other                      1,888        3,105        2,980
  Net assets of discontinued operations                  6,327       26,298       24,621

     Total current assets                               27,200       44,659       42,839

Property, plant and equipment - net                     11,622        5,205        5,163

Other assets                                                50           42           40

     Total assets                                    $  38,872    $  49,906    $  48,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                             $   7,191    $   4,013    $   2,262
  Accrued expenses and taxes                             5,237        5,547        4,777
  Income taxes payable                                       -            -          133

     Total current liabilities                          12,428        9,560        7,172


Stockholders' equity:
  Preferred stock - authorized - 500
   shares, par value $1.00  (none issued)                    -           -             -
  Common stock - authorized - 10,000
   shares, par value $.10 - issued 6,292
   6,185 and 6,185 shares, respectively                    629         619           619
  Capital in excess of par value                        26,294      25,680        25,801
  Retained earnings                                      3,313      17,839        18,242
  Less treasury stock, at cost - 924 shares             (3,792)     (3,792)       (3,792)

     Total stockholders' equity                         26,444      40,346        40,870


     Total liabilities and stockholders'
      equity                                         $  38,872    $ 49,906     $  48,042











           See accompanying notes to Condensed Consolidated Financial Statements.



                           GREENMAN BROS. INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         (In thousands, except per share amounts)
                                         UNAUDITED

                                        Thirteen Weeks Ended       Thirty-Nine  Weeks Ended

                                        October 28,  October 29,    October 28,  October 29,
                                           1995         1994           1995         1994
Net sales                              $   6,288    $   4,199      $  13,508   $   12,042

Costs and expenses:
  Cost of products sold including buying
   and warehousing costs                   4,122        2,832          8,784        8,214
  Selling and administrative expenses      4,855        2,392         10,563        6,937
  Provision for restructured
   operations                                500            -            500        3,500

                                           9,477        5,224         19,847       18,651

Operating loss                            (3,189)      (1,025)        (6,339)      (6,609)

Interest income                              229           86            501          299
Interest expense                             (10)         (18)           (32)         (56)

Loss from continuing operations
  before income taxes                     (2,970)        (957)        (5,870)      (6,366)

Income taxes (benefit)                         -         (383)             -       (2,547)

Net loss from continuing operations       (2,970)        (574)        (5,870)      (3,819)

Discontinued operations:
  Income (loss) net of income
  tax expense of $-0-, $234,                   -          350         (1,914)          22
  $-0- and $15, respectively

  Operating loss of $7,305 including
  gain from disposal of assets and
  income taxes of $1,602                       -            -         (7,145)          -

Net income (loss) from discontinued
 operations                                    -          350         (9,059)          22


Net loss                               $  (2,970)   $    (224)     $ (14,929)   $  (3,797)

Net income (loss) per share:

Continuing operations                  $    (.55)   $    (.11)     $   (1.11)   $    (.73)
Discontinued operations                        -          .07          (1.71)          -
Net loss per share                     $    (.55)   $    (.04)     $   (2.82)   $    (.73)

Average shares outstanding                 5,356        5,218          5,302        5,207



       See accompanying notes to Condensed Consolidated Financial Statements.




                           GREENMAN BROS. INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         UNAUDITED

                                                               Thirty-Nine Weeks Ended
                                                            October 28,         October 29,
                                                               1995                1994
                                                                   (In thousands)
Cash flows from operating activities:
  Net loss from continuing operations                       $ (5,870)          $  (3,819)
   Adjustments to reconcile to net cash provided (used):
   Depreciation                                                  648                 437
   Restructuring charge-non-cash-portion                         500               3,500
   Decrease (increase) in non-cash working capital
     accounts:
    Merchandise inventories                                   (8,107)             (3,317)
    Prepaid expenses, taxes and other current assets           1,092              (2,030)
    Trade accounts payable, accrued expenses and taxes         4,756                 495

      Net cash used in continuing operations                  (6,981)             (4,734)

  Net income (loss) from discontinued operations              (9,059)                 22
   Adjustments to reconcile to net cash provided:
   Depreciation                                                  286                 359
   Provision for doubtful accounts                               581                 296
   Deferred income taxes                                       1,602                   -
   Decrease (increase) in non-cash working capital accounts
    and other assets and liabilities                          15,960               5,123

      Net cash provided by discontinued operations             9,370               5,800

      Net cash provided by operating activities                2,389               1,066

Cash flows from investing activities:
  Proceeds from sale of marketable securities                      -               1,000
  Property additions - continuing operations                  (7,118)             (1,893)
  Property additions - discontinued operations                   (86)               (934)
  Other                                                            -                 583

      Net cash used in investing activities                   (7,204)             (1,244)

Cash flows from financing activities:
   Reduction in obligation under capital lease                   (48)                (45)
   Proceeds from exercise of employees stock options             503                  79

      Net cash provided by financing activities                  455                  34

  Net decrease in cash and cash equivalents                   (4,360)               (144)
   Cash and cash equivalents - beginning of year              10,908               5,764

   Cash and cash equivalents - end of period                $  6,548           $   5,620




      See accompanying notes to Condensed Consolidated Financial Statements.

                           GREENMAN BROS. INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                         UNAUDITED

NOTE 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instruction to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments for a fair statement of the results and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature except for those associated with the discontinued operations. This financial information should be read in conjunction with the financial statements and notes thereto included in the registrant's annual report on Form 10-K for the year ended January 28, 1995. The January 28, 1995 Balance Sheet was restated in this 10Q to reflect the discontinued operation.

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

NOTE 3. Income tax provisions are based on estimated annual effective tax rates. The loss from continuing operations for the periods ended October 28, 1995 provides no current tax benefit. The effective income tax rate used for the thirty-nine week period ended October 29, 1994 was approximately 40%. Income tax expense provided in discontinued operations for the thirty-nine week period ended October 28, 1995 represents the Company's requirement for a 100% valuation allowance for the net deferred tax assets pursuant to SFAS 109.

NOTE 4. On August 30, 1995 the Company adopted a formal plan to discontinue its wholesale business segment. The plan provides for the sale of two of the Company's distribution centers and the disposition through sale or liquidation of substantially all of the operating assets.

            The operations and net assets of the wholesale business segment are being accounted for as a discontinued operation, and accordingly, its operating results and net assets are reported in this manner in all periods presented in the accompanying consolidated financial statements. Revenues from such operations were $8.7 million and $31.2 million for the thirteen weeks ended October 28, 1995 and October 29, 1994, respectively and $50.6 million and $80.7 million for the corresponding thirty-nine week periods, respectively.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    Thirteen Weeks Ended October 28, 1995 Compared with
                           Thirteen Weeks Ended October 29, 1994

Continuing Operations

Net sales increased 49.7% to $6.3 million for the thirteen week period ended October 28, 1995 from $4.2 million in the comparable period in the prior year. Noodle Kidoodle sales increased $4.1 million to $5.5 million in the period ended October 28, 1995 from $1.4 million in the comparable period in the prior year, primarily due to the operation of fifteen Noodle Kidoodle stores during the period ended October 28, 1995 compared to three stores in the comparable period in the prior year. Other retail sales, which include the Playworld and Toy Park stores, decreased $2.0 million to $.8 million in the period ended October 28, 1995 from $2.8 million in the comparable period in the prior year, primarily due to the operation of four stores in the period ended October 28, 1995 compared to ten stores in the comparable period in the prior year.

Gross profits, which is derived from net sales, less the cost of merchandise sold, which includes buying and warehousing costs, increased $.8 million to $2.2 million in the period ended October 28, 1995 from $1.4 million in the comparable period in the prior year. Gross margin increased to 34.4% in the period ended October 28, 1995 from 32.6% in the comparable period in the prior year. The increase results primarily from higher gross margin in the other retail stores. Gross margin at Noodle Kidoodle decreased to 32.8% in the period ended October 28, 1995 from 34.8% in the comparable period in the prior year, primarily due to higher warehousing costs resulting from operating its own warehouse in the current period where it shared a warehouse with the discontinued wholesale business in the comparable period in the prior year. Gross margins in other retail stores increased to 45.8% in the period ended October 28, 1995 from 31.4% in the comparable period in the prior year primarily due to a lower level of inventory shortage and to a greater mix of higher margin merchandise sold.

Selling and administrative expenses excluding restructuring costs increased $2.5 million to $4.9 million in the period ended October 28, 1995 from $2.4 million in the comparable period in the prior year, primarily attributable to changes in the store base. Selling and administrative expenses at Noodle Kidoodle increased $3.0 million to $3.9 million in the period ended October 28, 1995 from $.9 million in the comparable period of the prior year, primarily due to higher direct store expenses which increased $1.8 million and advertising expenses which increased $.7 million with the balance attributable to higher home office expenses. Selling and administrative expenses in the other retail stores decreased $.6 million to $.3 million as a result of the closing of six stores at the end of the prior fiscal year. Selling and administrative expenses as a percentage of net sales increased to 77.2% in the period ended October 28, 1995 from 57.0% in the comparable period in the prior year. Selling and administrative expenses as a percentage of net sales at Noodle Kidoodle increased to 70.6% in the period ended October 28, 1995 from 63.5% in the comparable period in the prior year. The increase was primarily due to higher advertising costs which were 15.6% in the period ended October 28, 1995 and 8.0% in the comparable period of the prior year resulting from increases in grand opening advertising associated with seven new stores in the period ended October 28, 1995 compared to two new stores in the comparable period of the prior year.

Restructuring costs were $.5 million in the period ended October 28, 1995. These expenses were primarily due to an increase of one store to the provision, which was initially established in the second quarter of fiscal 1995, to recognize costs for severance, lease liabilities, writeoffs of fixed assets and inventory liquidation costs associated with the decision to close the Playworld stores.

Operating loss increased $2.2 million to $3.2 million in the period ended October 28, 1995 from $1.0 million in the comparable period in the prior year. Excluding restructuring costs, the operating loss would have been $2.7 million for the period ended October 28, 1995 compared to $1.0 million in the comparable period in the prior year.

Interest income net of interest expense increased to $219,000 for the period ended October 28, 1995 from $68,000 in the comparable period in the prior year, primarily due to higher average cash and cash equivalent balances as well as higher investment rates.

Net loss from continuing operations increased $2.4 million to $3.0 million ($.55 per share) in the period ended October 28, 1995 from $.6 million ($.11 per share) in the comparable period in the prior year. The net loss for the period ended October 28, 1995 included no tax benefit while the comparable period in the prior year included a tax benefit of $.4 million ($.07 per share).


Discontinued Operations

Net sales decreased $22.5 million to $8.7 million in the period ended October 28, 1995 from $31.2 million in the comparable period in the prior year, primarily due to the decision on August 30, 1995 to dispose of the wholesale operation.

Net income from discontinued operations was $.3 million ($.07 per share) in the period ended October 29, 1994.

                         Thirty-Nine Weeks Ended October 28, 1995
                  Compared with Thirty-Nine Weeks Ended October 29, 1994


Continuing operations

Net sales increased 12.2% to $13.5 million for the thirty-nine week period ended October 28, 1995 from $12.0 million in the comparable period in the prior year. Noodle Kidoodle sales increased $8.5 million to $11.0 million for the thirty-nine week period ended October 28, 1995 from $2.5 million in the comparable period in the prior year, primarily due to the operation of fifteen Noodle Kidoodle stores during the period ended October 28, 1995 compared to three stores in the comparable period in the prior year. Other retail sales decreased 74.0% to $2.5 million for the thirty-nine week period ended October 28, 1995 from $9.5 million in the comparable period in the prior year primarily due to the operation of two Playworld and two Toy Park stores in the period ended October 28, 1995 compared to a total of ten stores in the comparable period in the prior year.

Gross profit, which is derived from net sales, less the cost of merchandise sold, which includes buying and warehousing costs, increased 23.4% to $4.7 million for the period ended October 28, 1995 from $3.8 million in the comparable period in the prior year. Overall gross margins increased to 35.0% in the period ended October 28, 1995 from 31.8% in the comparable period in the prior year. The increase results from an increase in sales at Noodle Kidoodle, which carries products with higher margin than those carried by Playworld stores. Gross margins at Noodle Kidoodle increased to 34.0% in the current period from 33.6% in the comparable period in the prior year, primarily as a result of decreased buying and warehousing costs, partially offset by increased cost of merchandise. Gross margins for the other retail stores increased to 39.2% in the current period from 31.3% in the comparable period in the prior year primarily due to a greater mix of higher margin merchandise sold.

Selling and administrative expenses excluding restructuring costs increased 52.3% to $10.6 million in the period ended October 28, 1995 from $6.9 million in the comparable period in the prior year, primarily as a result of changes in the store base. Selling and administrative expenses at Noodle Kidoodle increased to $7.6 million in the current period from $1.7 million in the comparable period in the prior year primarily as a result of higher direct store expenses, which increased by $3.7 million, higher advertising expenses, which increased by $1.1 million, and higher home office expenses. This increase was offset by a decrease in selling and administrative expenses for the other retail stores to $1.2 million in the current period from $3.5 million in the comparable period in the prior year, principally attributable to a decrease in direct store expenses as a result of closing of the six Playworld stores at the end of the prior fiscal year. Selling and administrative expenses as a percentage of net sales increased to 78.2% for the period ended October 28, 1995 from 57.6% for the period ended October 29, 1994, primarily attributable to greater mix of the Noodle Kidoodle stores which have higher operating costs. Noodle Kidoodle selling and administrative expenses as a percentage of net sales increased to 69.1% in the period ended October 28, 1995 from 66.8% in the comparable period in the prior year, primarily due to increases in direct store and advertising expenses, partially offset by lower home office expenses. Other retail selling and administrative expenses as a percentage of net sales increased to 47.9% in the period ended October 28, 1995 from 37.1% in the comparable period of the prior year primarily due to lower levels of net sales.

Restructuring costs related to the closing of the other retail stores were $.5 million in the period ended October 28, 1995 compared to $3.5 million in the comparable period in the prior year.

Operating loss decreased to $6.3 million for the period ended October 28, 1995 from $6.6 million in the comparable period in the prior year. Excluding restructuring charges, the operating loss would have been $5.8 million for the period ended October 28, 1995 compared to $3.1 million in the comparable period in the prior year.

Interest income net of interest expense increased 93.0% to $0.5 million in the period ended October 28, 1995 from $0.2 million in the comparable period in the prior year. Average cash and cash equivalent balances were $11.0 million and $6.9 million for the periods ended October 28, 1995 and October 29, 1994, respectively. Investment rates were also higher in the current period.

Net loss from continuing operations was $5.9 million ($1.11 per share) in the period ended October 28, 1995 compared to $3.8 million ($.73 per share) in the comparable period in the prior year. The net loss for the period ended October 28, 1995 included no tax benefit while the comparable period of the prior year included a tax benefit of $2.5 million ($.49 per share). At October 28, 1995, the Company had accumulated $13.5 million of net operating loss carryforwards.


Discontinued operations

Net sales decreased 37.3% to $50.6 million in the period ended October 28, 1995 from $80.7 in the comparable period in the prior year. This decrease resulted primarily from discontinuance of the wholesale business, effective August 30, 1995.

Provision for discontinued operations represents a loss of $7.1 million related to the disposal of the wholesale business, including the estimated losses through the disposal period, the anticipated sale of two of the Company's distribution centers and income tax expense of $1.6 million.

Net income (loss) from discontinued operations was ($9.1) million ($1.71 per share) in the period ended October 28, 1995, including the $7.1 million ($1.35 per share) net charge for discontinued operations, as compared to net income of $22,000 in the comparable period of the prior year.

Liquidity and Capital Resources

During the thirty-nine week period ended October 28, 1995 the Company's cash and cash equivalent balances decreased $4.4 million to $6.5 million from $10.9 million at the beginning of the period. Cash and cash equivalents of $7.0 million were used for operating activities of the continuing operations including an operating loss before non-cash expenses of $4.7 million and increases in non-cash working capital accounts of $2.3 million, primarily due to the increase in inventory required for new stores. Cash and cash equivalents of $9.4 million were provided by operating activities of the discontinued operations including an operating loss before non-cash expenses of $8.2 million and decreases in non-cash working capital accounts of $17.6 million, primarily due to lower inventory and accounts receivable relating to the dissolution of the wholesale operation. Cash and cash equivalents used in investing activities were $7.2 million, primarily for property additions in the continuing operations. Financing activities provided cash and cash equivalents of $.5 million, primarily due to the exercise of employee options.

During the thirty-nine week period ended October 29, 1994 the company's cash and cash equivalent balances decreased $.2 million to $5.6 million from $5.8 million at the beginning of the period. Cash and cash equivalent balances of $4.7 million were used for operating activities of the continuing operations including operating income before non-cash expenses of $.1 million offset by increases in non-cash working capital accounts of $4.8 million, primarily due to higher inventory levels including requirements for new stores. Cash and cash equivalents of $5.8 million were provided by operating activities of discontinued operations including operating income before non-cash expenses of $.7 million and decreases in non-cash working capital accounts of $5.1 million, primarily due to decreases in inventory and accounts receivable. Cash and cash equivalents used in investing activities were $1.2 million, primarily for property additions in the continuing operations of $1.9 million and for discontinued operations of $.9 million, partially offset by proceeds from sale of securities of $1.0 million.

The Company has in place a bank line of credit secured by certain assets of its discontinued wholesale business segment with a maximum borrowing availability of $12.5 million which expires on June 30, 1996. Based on an asset based formula set by the bank, availability at October 28, 1995 was $5.0 million. As a result of the discontinuation of the wholesale business segment, this future availability will decrease. The Company intends in the near future to arrange for a new bank facility for its continuing retail operations.

As the Company expands its Noodle Kidoodle operations, it will continue to require cash. The Company has to date handled the expansion of its Noodle Kidoodle operation from cash flows from discontinued operations and internal cash balances. As the expansion continues, the Company will require externally generated funds which may include sale of equity, equity related or debt securities as well as future bank facilities.

The Company estimates that capital expenditures during fiscal 1996 will be approximately $8.5 million, of which $7.1 million has already been spent for the thirty-nine week period ended October 28, 1995, and will be used primarily to open new stores. The Company anticipates that capital expenditures in fiscal 1997 will be approximately $11.0 million, primarily to finance approximately twenty new store openings, at an average cost of approximately $.5 million per store and $1.0 million to upgrade its MIS software capabilities. In addition to capital expenditure requirements, new stores require a working capital investment of approximately $.4 million per store, primarily for inventory, a large portion of which is financed by vendor trade credit. The Company has available net operating loss carryforwards of approximately $13.5 million for income tax purposes.


Quarterly fluctuations in results and seasonality

The timing of new store openings and related pre-opening expenses and the amount of revenue contributed by new and existing stores have caused, and are expected to cause in the future, the Company's quarterly results of operations to fluctuate. In addition, the Company's operations are highly seasonal, a significant portion of a typical store's revenues is generated during the Company's fourth fiscal quarter, which coincides with the Christmas selling season. The Company does not expect to generate positive operating income during the first three fiscal quarters for the foreseeable future.


Impact of inflation

The impact of inflation on the Company's results of operations has not been significant. The Company attempts to pass on increased costs by increasing product prices over time.

                                Part II - Other Information


Item 4.     Submission of Matters to a Vote of Security Holders


            At a special meeting held on December 11, 1995, stockholders approved the change of the Company's corporate name to Noodle Kidoodle, Inc. In addition, stockholders approved an increase in the authorized number of shares of common stock to 15 million shares from 10 million shares and an amendment to the Outside Directors Stock Option Plan. The meeting was adjourned until January 4, 1996 at 11:00 A.M. at the Company's corporate offices at 105 Price Parkway, Farmingdale, New York, to further consider a proposed re-incorporation in Delaware and authorization of additional preferred stock.

            In conjunction with the name change, the Company also announced that, effective December 14, 1995, trading of its common stock will commence on the Nasdaq National Market under the symbol "NKID" and cease trading on the American Stock Exchange under the symbol "GMN".

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GREENMAN BROS. INC.
                                             (Registrant)





Date:  December 12, 1995                 STANLEY GREENMAN
                                         Stanley Greenman, Chairman of
                                         the Board, Chief Executive
                                         Officer, Director
                                         (Principal Executive Officer)


Date:  December 12, 1995                 WILLIAM A. JOHNSON, JR.
                                         William A. Johnson Jr., Vice
                                         President, Chief Financial
                                         Officer and Secretary
                                         (Principal Financial Accounting
                                          Officer)