Form 10-K
period 1996-02-03
NOODLE KIDOODLE INC
filed 1996-05-03
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C. 20549

                    FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].

       For the fiscal year ended February 3, 1996
                         OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
      REQUIRED].

                Commission file number 1-6083

                    NOODLE KIDOODLE, INC.
     (Exact name of registrant as specified in its charter)

		             Delaware						                       11-1771705
(state or other jurisdiction of incorporation			 (I.R.S. Employer
	         or organization)			                   		Identification No.)

  	105 Price Parkway, Farmingdale, NY 			                   11735
	(Address of principal executive offices)	        		      (Zip Code)

 Registrant's telephone number, including area code		   (516) 293-5300

Securities registered pursuant to Section 12(b) of the Act:

                              							  	Name of each exchange
   		Title of each class				             on which registered
	Common Stock, $.001 par value		        NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:

                              NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 29, 1996 was $58,509,844 based on the closing price of same stock on that date.

The number of shares of common stock outstanding as of March 29, 1996 was 7,556,140.

Documents Incorporated by reference: Certain portions of Registrant's definitive proxy statement with respect to its 1996 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A under the Securities Exchange Act of 1934, with the Commission within 120 days of the close of Registrant's fiscal year ended February 3, 1996 are incorporated by reference into Part III of this report.

                          TABLE OF CONTENTS

                               PART I
                                                             Page
Item 1.	Business							  	                                     4
Item 2.	Properties								                                     7
Item 3.	Legal Proceedings						  	                             8
Item 4.	Submission of Matters to a Vote of Security Holders		  8


                              PART II
Item 5.	Market for Registrant's Common Stock and Related
        Stockholders' Matters		 			                             9
Item 6.	Selected Financial Data				  	                        	10
Item 7.	Management's Discussion and Analysis of Financial
        Condition and  Results of Operations		                 	11
Item 8.	Financial Statements and Supplementary Data	           	16
Item 9.	Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure	                	17


                             PART III
Item 10.	Directors and Executive Officers of the Registrant		    17
Item 11.	Executive Compensation					                           	 17
Item 12.	Security Ownership of Certain Beneficial Owners and
 	       Management				                                       		 17
Item 13.	Certain Relationships and Related Transactions	   	     17


                             PART IV
Item 14.	Exhibits, Financial Statements, Schedules and Reports
         on Form 8-K			 			                                     	 18

                                PART I
ITEM  1.  BUSINESS.

(a)  General

Noodle Kidoodle, Inc., a Delaware corporation (the "Company" or
"Registrant") is a specialty retailer of a broad assortment of educationally oriented, creative and non-violent children's products, including toys, books, games, video and audio tapes, computer software, crafts and other learning products.

The Company was founded in 1946 and, doing business under its former name Greenman Bros. Inc., engaged in the retail toy business as well as the wholesale distribution of general merchandise, with an emphasis on toys, stationery and housewares. During the 1980s, the Company operated a number of retail toy stores, including a chain of 330 stores under the Circus World name located principally in shopping malls in approximately 30 states. The Company sold the Circus World stores in fiscal 1991 but continued to operate a number of retail toy stores under the Playworld name. The
Company opened its first Noodle Kidoodle store in November 1993, and opened three additional Noodle Kidoodle stores in fiscal 1995. During fiscal 1996, management determined that the Company should focus exclusively on its retail business by expanding and developing the Noodle Kidoodle retail concept. Accordingly, in August 1995, the Company adopted a new business plan and ceased operating its wholesale division, which generated net sales of $51.9 million in fiscal 1996 and $113.2 million in fiscal 1995. The Company, in December 1995, changed its name from Greenman Bros. Inc. to Noodle Kidoodle, Inc. and, in January 1996, changed its jurisdiction of incorporation to Delaware.

The Company operated 18 Noodle Kidoodle stores at the close of the fiscal year ended February 3, 1996 ("fiscal 1996") located in New York, New Jersey, Connecticut and the Chicago metropolitan area. The Company also operated four other retail toy stores, two each under the Playworld and Toy Park names. The Company has announced that it will close at least two of the remaining stores early in fiscal 1997 and may close the remaining other retail stores as certain lease issues are resolved.

(b)  Financial Information About Industry Segments

Registrant currently operates in an industry segment which involves the retail sales of children's toys and other products. In prior years it also operated in a second segment which was the wholesale distribution of general merchandise. This segment was discontinued in August 1995 and the results are disclosed in discontinued operations. See Note 2 (Discontinued Operations) of the Notes to Consolidated Financial Statements.

(c)  Narrative Description of Business

Noodle Kidoodle, Inc. is a specialty retailer of a broad assortment of educationally oriented, creative and non-violent children's products. The Noodle Kidoodle concept offers something new to parents and children by combining the attractive pricing and larger size of traditional toy stores with the more creative product selection and superior customer service of small boutiques, while providing an entertaining shopping environment through interactive play areas and daily in-store events.

The Company's prototype store is approximately 10,000 to 12,000 square feet and offers customers a warm and inviting shopping environment with brightly lit spaces, colorful walls, ceilings and carpets, wide aisles for strollers and kid-level seating and product shelving. Each store typically carries approximately 25,000 stock-keeping units ("SKU's"), conveniently displayed in separate merchandise departments, such as "Science & Nature" and "Arts & Crafts," which are identified by eye-catching signs that are visual as well as verbal so that children can understand them. All of the products carried in Noodle Kidoodle stores conform to the Company's creative, non-violent and educational merchandising strategy. The Company generally does not carry mass market television advertised toys. However, in certain product categories, the Company does carry brand name products which fit the Noodle Kidoodle philosophy, such as Crayola, Lego, Playmobil, the full line of Walt Disney video titles and the Goosebumps line of books. The Company purchases merchandise from over 500 suppliers. There are currently two suppliers, ABCO Distributors and Star Video Entertainment
LP, who each represent slightly more than 5% of total purchases.

The Company operated 18 Noodle Kidoodle stores at the end of the 1996 fiscal year located in New York, New Jersey, Connecticut and the Chicago metropolitan area. It has opened two stores in fiscal 1997 in New York and expects to open additional stores throughout the year. The Company believes that there are opportunities for nationwide expansion over the longer term.

The Company believes that the following elements are important to the concept:

 - Interactive Shopping Environment - Each Noodle Kidoodle store is designed with children in mind. Each store has designated play areas where children and their parents are encouraged to explore toys and games in keeping with the Company's "try before you buy" philosophy. Among the key interactive features of each store are the Computer Center, "Kidoodle Theater" and Electronic Learning Center.

 - Broad Assortment of Imaginative Products - Noodle Kidoodle stores offer a broad assortment of products designed to stimulate a child's imagination and contribute to his or her growth and development consistent with the Company's slogan that "Kids learn best when they're having fun." To keep its merchandise mix fresh and exciting, the Company continually seeks innovative new products.

 - Daily In-Store Events - The Company provides without charge daily in-store events such as personal appearances by authors and children's television personalities, arts and crafts workshops and readings from selected books to provide entertainment to its customers, increase store traffic and position Noodle Kidoodle as a destination store.

 - Superior Customer Service - By providing knowledgeable and friendly customer service and selecting enthusiastic employees who enjoy working with children, the Company believes that it has a competitive advantage over lower-service superstores and mass merchandisers.

 - Targeted Marketing - The Company has created the Noodle Kidoodle Club in order to establish customer loyalty and track repeat customers. The club provides its members advance notice of sales events and special promotions, a bi-monthly newsletter and events calendar, birthday cards sent to children and similar special privileges. The Company is also establishing a targeted direct mail marketing program and is in the process of expanding its customer database for this purpose.

 - Competitive Pricing - Noodle Kidoodle offers everyday competitive pricing. Many products are regularly discounted and prices in general are believed to be competitive with those featured by superstores carrying similar lines of merchandise.


Backlog is not considered relevant to an understanding of Registrant's business. Registrant is required to carry substantial amounts of inventory in the months of September through November of each year in order to meet holiday delivery requirements.

Registrant does not have any customers that represent more than 10% of consolidated revenues for the year ended February 3, 1996.

Registrant's business is highly seasonal with a typical store doing 42% of its revenues in the fourth quarter.

The retail toy business is highly competitive. The Company competes on the basis of its stores' interactive environment, broad merchandise selection, superior customer service and competitive pricing. The Company competes with a variety of mass merchandisers, superstores and other toy retailers, including Toys R Us and Kay Bee Toy Stores and other store formats selling children's products, such as discount stores and smaller specialty toy stores. Retailing of children's educational products is a relatively new concept. Included among the Company's direct competitors are Zany Brainy, Learningsmith and Imaginarium.

Some of the Company's competitors are much larger in terms of sales volume and have more capital and greater management resources than the Company. If any of the Company's larger competitors were to increase their focus on the educational market or if any regional competitors were to expand their activities in the markets primarily served by the Company, it could be adversely affected. If any of the Company's major competitors seek to gain or retain market share by reducing prices, it may be required to reduce its prices on key items in order to remain competitive, which would have the effect of reducing its profitability.

As of February 3, 1996, the Company employed approximately 661 people, approximately 361 of whom were employed full-time. The Company also employs additional part-time personnel during the pre-Christmas season. Approximately 22 of the Company's employees in the Playworld and Toy Park stores are covered by contracts with a union. The Company believes that its relations with its employees are generally good.

The Company has registered several service marks and trademarks with Federal and State authorities, including Noodle Kidoodle, Oodles & Oodles of Fun Things to Learn and Kidoodle Animation, and has applied for a service mark for the Company's slogan "Kids learn best when they're having fun." The Company believes it has all licenses necessary to conduct its business.

ITEM  2.  PROPERTIES.

The Company leases all of its Noodle Kidoodle stores. Original lease terms generally are for ten years, and many leases contain renewal options. The Company's stores are generally located in either strip centers or mall locations. The 18 stores operating at the end of fiscal 1996 ranged in size from 8,000 - 12,850 square feet and averaged approximately 10,600 square feet.

The Company currently supports its retail operations with an owned 269,000 square foot distribution center in Phillipsburg, New Jersey. The Company had previously supported its total retail and wholesale operations with three other distribution centers located in Farmingdale, New York, West Haven, Connecticut and Birmingham, Alabama. In conjunction with discontinuing its wholesale operations the Company has ceased operating the Farmingdale and West Haven distribution centers. The Company discontinued the use of the Birmingham center in 1989 and has been sub-leasing the space to third parties since such discontinuance. The Company has contracted to sell the Farmingdale facility, which sale is expected to close in June 1996. The Birmingham facility is expected to be sold in fiscal 1998. The lease for the West Haven center expired in March 1996. The Company does not believe that disposing of or discontinuing operations in any of these facilities will have a material adverse effect on its operations or financial condition.

At the end of fiscal 1996, the Company also operated four other retail toy stores, two each under the Playworld and Toy Park names which were located in Long Island and Manhattan, New York. These stores are all leased and range in size from 4,000 to 10,000 square feet. The Company has announced that it will close two of these stores early in fiscal 1997 and may close the remaining stores as certain lease issues are resolved.

The Company's executive offices are located at its Farmingdale, New York facility. This building, which has historically been used as a distribution center for the Company's wholesale operations, is expected to be sold in fiscal 1997, at which time the Company may move to new headquarters. The
Company anticipates that it will be able to lease these offices from the purchaser of the building for at least a year from the date of sale. If the Company finds it necessary to change the location of its headquarters, it does not expect to experience any difficulty in finding a suitable new location.

Registrant believes that the foregoing facilities are adequate for its present operations and such facilities are maintained in a good state of repair.

See Note 6 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements.

ITEM  3.  LEGAL PROCEEDINGS.

The Company is a defendant in a purported class action filed in August 1995, in the United States District Court for the Eastern District of New York against Playmobil USA, Inc., a toy manufacturer ("Playmobil"), and against the Company and another retailer, as defendant class representatives of a purported class of those toy retailers nationwide selling products manufactured by Playmobil. The complaint alleges that Playmobil, through its suggested retail pricing policy, conspired with its retailers unlawfully to restrict competition in the sales of Playmobil products. Plaintiff seeks unspecified damages. In addition, the Attorney General of the State of New York has opened a parallel investigation of Playmobil, in which the Company has been asked to provide documents and testimony. The Company believes, based on discussions with counsel, that it has valid defenses to plaintiffs' claims and intends to vigorously defend the action. In any event, the Company does not believe that the resolution of the class action suit will have a material adverse effect on the Company's financial condition or results of operations.

Except as set forth above, the Company is not a party to any legal proceedings other than claims and lawsuits arising in the normal course of its business which, in the opinion of the Company's management, are not individually or in the aggregate material to its business.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
          HOLDERS.

At a special meeting held on December 11, 1995 and continuation of that meeting held on January 4, 1996, the Company's stockholders approved the following:

a) The name of the Company was changed to Noodle Kidoodle, Inc., from Greenman Bros. Inc. The results of the vote were 4,957,743 shares for the proposal, 18,863 shares against and 10,585 shares abstaining.

b) The number of authorized shares of common stock was increased to 15 million from 10 million and the par value was changed to $.001 per share from $.10 per share. The results of the vote were 4,600,943 shares for the proposal, 133,373 shares against and 25,314 shares abstaining.

c) The number of authorized shares of preferred stock was increased to 1 million from .5 million and the par value was changed to $.001 per share from $1.00 per share. The results of the vote were 2,882,922 shares for the proposal, 1,026,209 shares against and 37,884 shares abstaining.

d) The number of stock options automatically awarded annually to outside directors of the Company was increased to 4,000 shares from 1,000 shares and the number of shares authorized for issuance, under the Company's Outside Directors 1994 Stock Option Plan was increased to 125,000 shares from 75,000 shares. The results of the vote were 4,707,410 shares for the proposal, 388,675 shares against and 38,903 shares abstaining.

e) The Company's state of incorporation was changed to Delaware from New York. The results of the vote were 3,741,187 shares for the proposal, 424,664 shares against and 21,505 shares abstaining.


                                PART  II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDERS' MATTERS.

The Common Stock is quoted on the NASDAQ National Market under the symbol "NKID". Until December 13, 1995, the Common Stock was traded on the American Stock Exchange under the symbol "GMN". The following table sets forth, for the periods indicated, the high and low sales prices per share for the Common Stock for each of the fiscal quarters indicated as reported on the American Stock Exchange through December 13, 1995 and as reported on the NASDAQ National Market from December 14, 1995 through February 3,
1996:

                    High     	Low
Fiscal 1996
	First Quarter			 	$ 5.44	 	$ 4.00
	Second Quarter				 11.63		   5.06
	Third Quarter		 		 14.63		   9.25
	Fourth Quarter				 15.00		   8.25

Fiscal 1995
	First Quarter				   7.38		   5.88
	Second Quarter			   7.25		   5.63
	Third Quarter				   7.13		   6.38
	Fourth Quarter				  6.38		   4.38

On February 3, 1996 the last reported sale price of the Common Stock on the NASDAQ National Market was $9.00 per share. As of March 29, 1996 there were approximately 600 holders of record of Common Stock.

The Company has not paid cash dividends on its Common Stock since 1969 and currently anticipates that it will retain all available funds generated by its operations for the development and growth of its business. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and business prospects of the Company and such other factors as the Board of Directors may deem relevant.


ITEM  6.  SELECTED FINANCIAL DATA.

The selected financial data presented below reflects the consolidated results of operations, financial condition and operating data of the Company for the periods indicated, after giving retroactive effect to the Company's discontinued wholesale business segment. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and
Results of Operations included elsewhere in this report. The consolidated financial data for the fifty-three weeks ended February 3, 1996, and the fifty-two weeks ended January 28, 1995, January 29, 1994, January 30, 1993 and February 1, 1992 are derived from the consolidated financial statements of the Company which have been audited by Janover Rubinroit, LLC, independent certified public accountants.




                                                                 Fiscal Years Ended
                                     February 3,        January 28,        January 29,        January 30,        February 1,
                                         1996               1995               1994               1993               1992
                                      (53 weeks)         (52 weeks)         (52 weeks)         (52 weeks)         (52 weeks)
                                                       (In thousands except for per share data)
STATEMENT OF OPERATIONS DATA:

   Net sales                             $32,143            $23,308            $20,712            $18,250            $12,850

   Net income (loss) from:
      Continuing operations               (5,272)            (4,490)            (1,180)              (425)            (1,141)
      Discontinued operations             (9,059)             1,096              1,889              2,226              5,069
      Extraordinary item
         (bond repurchase)                    -                  -                  -                  -                (263)
            Net income (loss)           $(14,331)          $ (3,394)          $    709           $  1,801           $  3,665

   Net income (loss per share from:
      Continuing operations             $   (.99)          $   (.86)           $  (.22)          $   (.08)          $   (.21)
      Discontinued operations              (1.70)               .21                .35                .40                .92
      Extraordinary item
         (bond purchase)                       -                  -                  -                   -              (.05)
           Net income (loss) per share  $   (2.69)          $   (.65)          $   .13            $    .32           $    .66

   Weighted average shares
      outstanding                           5,320              5,220              5,338              5,575              5,540

BALANCE SHEET DATA:

   Working capital                       $14,031            $35,667            $39,810            $40,212            $40,490
   Total assets                           37,276             48,042             49,629             50,296             47,559
   Stockholders' equity                   27,080             40,870             44,064             45,212             43,091
   Long term debt obligations                 -                  -                   -                  -                  -
   Dividends per common share                 -                  -                   -                  -                  -

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.

RESULTS OF OPERATIONS

Fiscal Year Ended February 3, 1996 Compared to
Fiscal Year Ended January 28, 1995

Continuing Operations

Net sales increased a total of 37.9% to $32.1 million in the fiscal year ended February 3, 1996 from $23.3 million in the fiscal year ended January 28, 1995 ("fiscal 1995"). Noodle Kidoodle sales increased $21.3 million to $27.7 million in fiscal 1996 from $6.4 million in the prior year,primarily due to the addition of fourteen Noodle Kidoodle stores during fiscal 1996. Other retail sales decreased 73.9% to $4.4 million in fiscal 1996 from $16.9 million in the prior year, primarily as a result of the closing of six Playworld stores during January 1995. The Company operated 18 Noodle Kidoodle stores, two
Playworld stores and two Toy Park stores at February 3, 1996 compared to four Noodle Kidoodle stores, two Playworld stores and two Toy Park stores, at January 28, 1995. The fiscal 1996 year contained 53 weeks compared to 52 weeks in the prior year. Sales for the extra week represented 1.7% of annual sales.

Gross profit (derived from net sales less the cost of products sold, which includes buying and warehousing costs) increased 73.1% to $12.3 million for fiscal 1996 from $7.1 million in fiscal 1995. Overall gross profit as a percentage of net sales("gross profit percentage") increased to 38.3% in fiscal 1996 from 30.5% in fiscal 1995. The increase in gross profit percentage was primarily attributable to increased sales volume at Noodle Kidoodle stores, which generated higher margins than the Playworld stores and an increase in gross profit percentage in the remaining other retail stores. Gross profit percentage at Noodle Kidoodle increased to 37.9% in fiscal 1996 from 37.2% in the prior year,primarily as a result of the fact that buying costs(including the salaries and related expenses of the Company's buyers) and certain warehousing costs contain some fixed elements and therefore did not rise commensurately with increased sales levels. The improvement in buying and warehousing costs was partially offset by an increase in the cost of merchandise. Gross profit percentage in the other retail stores increased to 40.7% in fiscal 1996 from 28.0% in the prior year primarily due to a greater sales contribution by higher margin Toy Park stores and a higher mix of lower margin merchandise in fiscal 1995.

Selling and administrative expenses excluding the provision for restructuring, increased 63.9% to $17.7 million in fiscal 1996 from $10.8 million in the prior year, primarily as a result of changes in the store base. Selling and administrative expenses at Noodle Kidoodle increased to $13.7 million in fiscal 1996 from$3.2 million in the prior year,primarily as a result of higher direct store expenses, which increased by $6.8 million, higher advertising expenses, which increased by $2.2 million, and higher home office expenses. This increase was offset by a decrease in selling and administrative expenses at the other retail stores to $1.7 million in fiscal 1996 from $5.3 million in the prior year, principally attributable to a decrease in direct store expenses as a result of the closing of six Playworld stores. Selling and administrative expenses as a percentage of net sales increased to 55.0% in fiscal 1996 from 46.3% in the prior year. The primary factors in the increase were the higher operating costs of the Noodle Kidoodle stores and increased home office expenses resulting from the Company's rapid expansion program. As more stores open and sales increase these expenses are expected to decrease significantly as a percentage of net sales.

Provision for restructured operations related to the closing of certain other retail stores was $0.5 million in fiscal 1996, compared to $3.9 million in the prior year. This included losses from store operations from the date of announcement until closing, employee severance costs, estimated lease liabilities, losses on liquidation of inventories and disposition of assets and other related restructuring costs.

Operating loss decreased 22.6% to $5.9 million in fiscal 1996 from $7.6 million in the prior year. Excluding restructuring charges, the loss from operations would have been $5.4 million for the period ended February 3, 1996 compared to $3.7 million in the prior year.

Net loss from continuing operations increased 17.4% to $5.3 million ($.99 per share) in fiscal 1996 from $4.5 million ($.86 per share) in the prior year. Excluding restructuring charges, the net loss would have been $4.8 million ($.90 per share)in fiscal 1996 compared to $2.2 million ($.41 per share) in the prior year. The net loss in fiscal 1996 included no tax benefit while the prior fiscal year included a tax benefit of $2.8 million. At February 3, 1996, the Company had approximately $15.0 million of net operating loss carryforwards. The additional week in the fiscal 1996 year had no material impact on the net loss from continuing operations.

Discontinued Operations

Net sales decreased 54.1% to $51.9 million in fiscal 1996 from $113.2 million in the prior year. This decrease resulted primarily from discontinuance of the wholesale business, effective August 30, 1995.

Operating loss before provision for discontinued operations was $1.9 million in fiscal 1996 compared to operating income of $1.8 million for the comparable period in the prior year.

Provision for discontinued operations represents a loss of $7.1 million related to the disposal of the wholesale business, including the estimated losses through the disposal period and the anticipated sale of two of the Company's distribution centers, net of income tax expense of $1.6 million.

Net loss from discontinued operations was $9.1 million ($1.70 per share) in fiscal 1996 including the $7.1 million ($1.34 per share) provision for discontinued operations, as compared to net income of $1.1 million ($.21 per share) for the prior year.

Fiscal Year Ended January 28, 1995
Compared to Fiscal Year Ended January 29, 1994

Continuing Operations

Net sales increased 12.5% to $23.3 million in fiscal 1995 from $20.7 million for the fiscal year ended January 29, 1994 ("fiscal 1994"). Noodle Kidoodle sales increased $5.2 million to$6.4 million in fiscal 1995 from $1.2 million in fiscal 1994,while other retail sales decreased 13.6% to $16.9 million in fiscal 1995 from $19.5 million in fiscal 1994. The increase in Noodle Kidoodle sales resulted primarily from the addition of three new stores during fiscal 1995, while the decrease in other retail sales resulted from the closing of six Playworld stores including the remaining leased department operation. At the end of fiscal 1995, the Company operated four Noodle Kidoodle stores, two Playworld stores and two Toy Park stores, compared to one Noodle
Kidoodle store, eight Playworld stores and two Toy Park stores at the end of fiscal 1994.

Gross profit increased 15.8% to $7.1 million in fiscal 1995 from $6.1 million in fiscal 1994. Overall gross profit percentage increased to 30.5% in fiscal 1995 from 29.7% in fiscal 1994. The increase in gross profit percentage was primarily attributable to increased sales volume at Noodle Kidoodle stores, which generated higher margins than the Playworld stores. Gross profit percentage at Noodle Kidoodle decreased to 37.2% in fiscal 1995 from 40.1% in fiscal 1994 primarily attributable to a new store which opened during the high volume holiday season of fiscal 1994 as well as the corresponding absence of shrinkage and markdowns in such period relative to fiscal 1995. Gross profit percentage in the other retail stores decreased to 28.0% in fiscal 1995 from 29.0% in fiscal 1994 principally due to a higher mix of lower margin merchandise.

Selling and administrative expenses, excluding the provision for restructuring, increased 28.4% to $10.8 million in fiscal 1995 from $8.4 million in fiscal 1994. Selling and administrative expenses at Noodle
Kidoodle increased to $3.2 million in fiscal 1995 from $0.7 million in fiscal 1994 as a result of higher store payroll, occupancy and advertising costs for the new stores as well as higher home office payroll costs as a result of the increased number of stores. Selling and administrative expenses at the other retail stores decreased to$5.3 million in fiscal1995 from$5.9 million in fiscal 1994, primarily as a result of decreased payroll costs associated with the reduced level of operations. Corporate selling and administrative expenses increased to$2.3 million in fiscal 1995 from $1.8 million in fiscal 1994 due to one-time insurance and property tax settlements which resulted in gains of $0.4 million during fiscal 1994. As a percentage of net sales, selling and administrative expenses increased to 46.3% in fiscal 1995 from 40.6% in fiscal 1994. The increase was primarily attributable to the increase in Noodle Kidoodle expenses in relation to total expenses, since Noodle Kidoodle operates with a higher cost structure as compared to Playworld and Toy Park stores. Noodle Kidoodle selling and administrative expenses as a percentage of net sales decreased to 50.5% in fiscal 1995 from 58.6% in fiscal 1994, as a result of the leveraging of advertising expenses over a larger store base as well as certain non-recurring pre-opening expenses incurred in fiscal 1994 relating to the first Noodle Kidoodle store. This decrease was partially offset by higher home office expenses relating to new stores opened in fiscal 1995.

Provision for restructured operations was$3.9 million in fiscal 1995 related to closings of six Playworld stores. This included losses from store operations from the date of announcement until closing, employee severance costs, estimated lease liabilities,losses on liquidation ofinventories and disposition of assets and other related restructuring costs.

Operating loss increased $5.3 million to $7.6 million in fiscal 1995 from $2.3 million in fiscal 1994. Excluding restructuring charges, the operating loss would have been $3.7 million in fiscal 1995.

Net loss from continuing operations increased $3.3 million to $4.5 million ($.86 per share) in fiscal 1995 from $1.2 million ($.22 per share) in fiscal 1994. The increase includes a pre-tax provision for restructured operations of $3.9 million ($.45 per share). Excluding this provision, net loss would have been $2.2 million ($.41 per share).

Discontinued Operations

Net sales decreased 7.3% to $113.2 million in fiscal 1995 from $122.1 million in fiscal 1994. The decrease resulted primarily from decreased revenues in all merchandise categories associated with more direct buying from manufacturers by the Company's existing customer base.

Operating income decreased 43.8% to $1.8 million in fiscal 1995 compared to $3.2 million in fiscal 1994 primarily resulting from the decrease in net sales which was not offset by a corresponding decrease in selling and administrative expenses.

Net income from discontinued operations decreased 42.0% to $1.1 million ($.21 per share) in fiscal 1995 compared to $1.9 million ($.35 per share) in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years the Company satisfied the cash requirements for its continuing retail operations principally through cash flows from discontinued wholesale operations and internal cash balances. These cash requirements principally include operating losses, working capital requirements and expenditures for new store openings.

The table below summarizes the Company's cash flow from operating, investing and financing activities derived from the Consolidated Statements of Cash Flows of the Company.



                                                   Fiscal Years Ended
                                   February 3.         January 28,         January 29
                                      1996                1995                1994
                                                     (In thousands)
Net cash provided by (used in)
   Operating activities:
      Continuing operations           $ (7,281)           $ (1,466)         $        8
      Discontinued operations           12,128               9,066              (3,048)
   Investing activities                 (8,960)             (2,472)                187
   Financing activities                    477                  16              (1,918)

Net increase (decrease) in cash
   and cash equivalents                 (3,636)              5,144              (4,771)
Cash and cash equivalents -
   beginning of period                  10,908               5,764              10,535
Cash and cash equivalents -
   end of period                       $ 7,272             $10,908             $ 5,764

During fiscal 1996, the Company generated $12.1 million of cash from discontinued operations, primarily attributable to reductions in inventory and other working capital of $20.4 million offset by a net loss of $9.1 million which included a $7.1 million provision for the discontinuation of the wholesale operations. This cash was used primarily to fund $7.3 million of cash requirements for continuing retail operations, attributable to increases in working capital needs of $3.5 million due to new store openings and increased inventory levels as well as a net loss of $5.3 million. Inventory increased from $4.3 million at January 28, 1995 to $10.3 million at February
3, 1996 primarily as a result of new store openings. The Company also used cash to fund investing activities of $9.0 million,primarily for the purchase of fixed assets for new stores. As a result of the foregoing, cash and cash equivalents decreased during the period by $3.6 million.

During fiscal 1995, the Company received $9.1 million of cash from discontinued operations, primarily attributable to reductions in working capital of $7.2 million and net income of $1.1 million. This cash was used primarily to fund $1.5 million of cash requirements for continuing retail operations, attributable to a net loss of $4.5 million offset by decreased working capital needs of $1.7 million. Inventory decreased from $6.3 million at January 29, 1994 to $4.3 million at January 28, 1995 as a result of the closing of six Playworld stores. The Company also used cash and $1.0 million of proceeds received from the sale of marketable securities to fund $4.0 million of property additions, primarily for the purchase of fixed assets for new stores. As a result of the foregoing, cash and cash equivalents increased during the year by $5.1 million.

During fiscal 1994, the Company did not generate or use any cash from continuing operations since a net loss of $1.2 million was offset by decreased working capital needs of $0.9 million and depreciation. The Company used
$3.0 million of cash from discontinued operations primarily attributable to increases in working capital of $5.8 million, offset by net income of $1.9 million. The Company applied net proceeds of $2.0 million from the sale of marketable securities to fund property additions of $2.0 million, primarily for the purchase of fixed assets for new stores. The Company also repurchased outstanding shares of Common Stock for $1.9 million. As a result of the foregoing, cash and cash equivalents decreased during the fiscal year by $4.8 million.

During the past several fiscal years, the Company did not require any cash borrowings under its $10.0 million revolving credit line, which expired in June 1995. In February 1996 the Company obtained a line of credit from a bank which is unsecured, provides for maximum borrowings of $10.0 million in short-term loans and letters of credit, and expires on April 30, 1997. In February 1996, the Company completed a secondary stock offering of 2.2 million shares of common stock which resulted in net proceeds to the Company of approximately $16.0 million.

As the Company expands its Noodle Kidoodle retail operations, it will continue to require cash. The Company expects to fund its near-term cash requirements principally from the net proceeds from the offering, as well as from the further sale of discontinued wholesale assets. The Company expects to finance its long-term expansion plan principally with externally generated funds, which may include borrowings under future bank facilities, and through the sale of equity, equity-related or debt securities. There can be no assurance that financing will be available in amounts, or at rates or on terms and conditions acceptable to the Company.

The Company anticipates that capital expenditures in fiscal 1997 will be approximately $9.0 million, primarily to finance new stores as well as to improve its MIS software capabilities.

The Company has available net operating loss carryforwards of approximately $15.0 million for income tax purposes.

Seasonality

The Company's operations are highly seasonal with approximately 42% of a typical store's revenue falling within the Company's fourth quarter which coincides with the Christmas selling season. Because of the aggressive store opening schedule, new stores are expected to be opening throughout the year which will make the Company's fourth quarter revenues an even greater percentage of the total year's revenues. Operations during the first three quarters are not expected to be profitable for the foreseeable future.

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
           REGISTRANT.

Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the captions "Election of Directors", "Executive Officers", and "Compliance with
Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement").

ITEM  11.  EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated herein by reference to the information set forth under the captions, "Committees, Meetings, and Director Compensation" and "Executive Compensation", excluding the information under the captions "Executive Compensation - Compensation and Stock Option Committee Report on Executive
Compensation" and "Executive Compensation - Performance Graph", in the Company's 1996 Proxy Statement.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.

Information with respect to security ownership is incorporated herein by reference to the information set forth under the caption "Security Ownership" in the Company's 1996 Proxy Statement.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS.

Information with respect to certain relationships and related transactions is incorporated herein by reference to the information, if any, set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement.

                                PART  IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
           AND REPORTS ON FORM 8-K.

(a)    1.  Financial Statements
                                                              Page

           Independent  auditors' report						                  23

           Consolidated balance sheets at February 3, 1996 and
           January 28, 1995		  					                         	   24

           Consolidated statements of operations for the years
           ended February 3, 1996, January 28, 1995 and
           January 29, 1994								                              25

           Consolidated statements of stockholders' equity for
           the years ended February 3, 1996, January 28, 1995
           and January 29, 1994 						 	                         26

           Consolidated statements of cash flows for the years
           ended February 3, 1996, January 28, 1995 and
           January 29, 1994				                                   27

           Notes to consolidated financial statements				         29

        2.  Schedules

            VIII.  Valuation and qualifying accounts				           39

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

Shareholders may obtain a copy of any exhibit not contained herein by writing to William A. Johnson, Jr., Vice President, Chief Financial Officer and Secretary, Noodle Kidoodle, Inc. , 105 Price Parkway, Farmingdale, New York 11735.

        3.  Index to Exhibits

            (a) The following documents are filed as Exhibits to this document:

      Exhibit
      	Number           	Description of Document

  	    3.1		Certificate of Incorporation of the Registrant
            currently in effect, with all amendments thereto
            (Incorporated by reference to Registrant's Form
            S-1 Registration Statement (Commission File
            No. 33-65029), effective February 13, 1996 and the exhibits filed therewith)

  	    3.2		(New York) Certificate of Merger of Noodle
            Kidoodle, Inc., a New York corporation,
            into Noodle Kidoodle, Inc., a Delaware
            corporation (Incorporated by reference to
            Registrant's Form S-1 Registration Statement
            (Commission File No. 33-65029), effective
            February 13, 1996 and the exhibits filed therewith)

       3.3		Agreement and Plan of Merger of Noodle
            Kidoodle, Inc., a New York corporation, and
            Noodle Kidoodle, Inc., a Delaware corporation (Incorporated by reference to Registrant's Form S-1 Registration Statement (Commission File
            No. 33-65029), effective February 13, 1996 and the exhibits filed therewith)

       3.4	 By-laws of Registrant (Incorporated by
            reference to Registrant's Form S-1 Registration
            Statement (Commission File No. 33-65029), effective February 13, 1996 and the exhibits filed therewith)

       3.5	(Delaware) Certificate of Ownership and
           Merger of Noodle Kidoodle, Inc. a New York corporation and Noodle Kidoodle, Inc.
           a Delaware corporation (Incorporated by
           reference to Registrant's Form S-1 Registration
           Statement (Commission File No. 33-65029), effective February 13, 1996 and the exhibits filed therewith)

    	 4.1	 Rights Agreement, dated as of May 6, 1988,
           between Registrant and Manufacturers
           Hanover Trust Company, as Rights Agent
           (Incorporated by reference to Registrant's
           Report on Form 8-K dated May 6, 1988
           and the exhibits filed therewith)

 	    4.2		First Amendment to Rights Agreement dated
           as of November 22, 1991 (Incorporated by reference to Registrant's Report on Form 8-K, dated November 22, 1991, and the exhibits filed therewith)

   	 10.1		Stock Incentive Plan and Outside Directors
           Stock Option Plan, dated April 26, 1994
           (Incorporated by reference to Registrant's
           Form S-8 Registration Statement (Commission
           File No. 33-82104), effective July 26, 1994 and the exhibits filed therewith)

   	 10.2		Employment Agreement by and between
           Registrant and Stanley Greenman dated
           as of February 1, 1995 (Incorporated by
           reference to Registrant's Annual Report on Form 10-K for the fiscal year ended
           January 28, 1995)

     10.3		Employment Agreement by and between
           Registrant and Stewart Katz dated as of
           February 1, 1995 (Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 1995)

     10.4		Non-Contributory Insured Medical
           Reimbursement Plan (Incorporated by
           reference to Exhibit 10.05 to Registrant's
           Annual Report on Form 10-K for the
           fiscal year ended January 28, 1993)

     10.5		Agreement and Plan of Merger dated
           February 1, 1994 by and between Registrant and certain wholly-owned subsidiaries of the Registrant (Incorporated by reference to
           Exhibit 10.08 to Registrant's Annual Report on
           Form 10-K for fiscal year ended
           January 29, 1994)

     10.6		Amendment to Outside Directors Stock Option
           Plan, dated December 13, 1995 (Incorporated by reference to Registrant's Form S-1
           Registration Statement (Commission File
           No. 33-65029), effective February 13, 1996 and the exhibits filed therewith)

     11.1		Computation of Earnings Per Share
           (filed herewith, page 40)

     21.1		Subsidiaries of Registrant (filed herewith, page 41)


     (b)  The following documents are filed as Schedules to this Registration
           Statement:

     Schedule
      	Number	                      Description of Document

        	VIII	      	Valuation and Qualifying Accounts For the Fiscal Years
                     Ended February 3, 1996, January 28, 1995 and January
                     29, 1994

(b)   Reports on Form 8-K

       On January 22, 1996, a Current Report on Form 8-K was filed by the Registrant reporting, under "Item 5 Other Events", the reincorporation of the Registrant in Delaware.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       					NOODLE KIDOODLE, INC.
				                                       	(Registrant)


April 24, 1996	     		                       BY:	Stanley Greenman
					                                           	Stanley Greenman,
                                                 Chairman of the Board,
						                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


Stanley Greenman                       		Robin Farkas
Stanley Greenman, 		                    	Robin Farkas, Director
Chairman of the Board,
Chief Executive Officer,
and Treasurer
(Principal Executive Officer)


Stewart Katz                            		Lester Greenman
Stewart Katz, President, 		              	Lester Greenman, Director
Chief Operating Officer,
Assistant Secretary and Director


William A. Johnson, Jr.               	  	Joseph Madenberg
William A. Johnson, Jr., 	              		Joseph Madenberg, Director
Vice President,
Chief Financial Officer and Secretary
(Principal Financial and
Accounting Officer)			                   	Barry W. Ridings
                                    						Barry W. Ridings, Director



                                    						Robert Stokvis
					                                    	Robert Stokvis, Director



                                    						Irwin Tantleff
	             			                        	Irwin Tantleff, Director

                     INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Noodle Kidoodle, Inc.:

We have audited the accompanying consolidated balance sheets of Noodle Kidoodle, Inc. and Subsidiaries as of February 3, 1996 and January 28, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 1996. Our audits also include the financial statement schedule listed in the index at Item 14 (a) 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noodle Kidoodle, Inc. and Subsidiaries as of February 3, 1996 and January 28, 1995 and the results of their operations and cash flows for each of the years in the three year period ended February 3, 1996 in conformity with generally accepted accounting principles. Further, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


New York, New York			                   	Janover Rubinroit, LLC
March 25, 1996




                               NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                February 3, 1996 and January 28, 1995

                                                                 1996                1995
                                                            (In thousands except share data)

                          ASSETS

Current Assets:
   Cash and cash equivalents                                    $   7,272            $ 10,908
   Merchandise inventories                                         10,328               4,330
   Prepaid expenses and other current assets                        3,043               1,551
   Recoverable income taxes                                            -                1,429
   Net assets of discontinued operations                            3,584              24,621

      Total current assets                                         24,227              42,839

Property, plant and equipment at cost                              16,535               7,752
   Less  accumulated depreciation                                   3,541               2,589

                                                                   12,994               5,163

Other Assets                                                           55                  40

   Total Assets                                                  $ 37,276            $ 48,042

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                       $   5,283           $   2,262
   Accrued expenses and taxes                                       4,913               4,777
   Income taxes                                                        -                  133

      Total current liabilities                                    10,196               7,172

Commitments and contingencies                                          -                   -

Stockholders' equity:
   Preferred stock-authorized 1,000,000 and 500,000 shares,
      par value $.001 and $1.00, respectively (none issued)             -                   -
   Common stock-authorized 15,000,000 and 10,000,000 shares
      par value $.001 and $.10; issued 6,300,401 shares and
      6,185,301 shares, respectively                                    6                 619
   Capital in excess of par value                                  26,955              25,801
   Retained earnings                                                3,911              18,242

                                                                   30,872              44,662

Less treasury stock, at cost, 924,261 shares                        3,792               3,792

      Total stockholders' equity                                   27,080              40,870

   Total Liabilities and Stockholders' Equity                    $ 37,276            $ 48,042







   The accompanying notes are an integral part of the financial statements.

                         NOODLE KIDOOLE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               For the Fiscal Years Ended
                 February 3, 1996, January 28, 1995 and January 29, 1994

                                                     February 3,         January 28,         January 29,
                                                        1996                1995                1994
                                                             (In thousands except per share data)

Net sales                                               $ 32,143            $ 23,308            $ 20,712

Costs and expenses:
   Cost of products sold including
        buying and warehousing costs                      19,825              16,192              14,569
   Selling and administrative expenses                    17,680              10,790               8,401
   Provision for restructured operations                     500               3,900                  -

                                                          38,005              30,882              22,970

   Operating loss                                         (5,862)             (7,574)             (2,258)
Interest income                                              633                 372                 392
Interest expense                                             (43)                (75)               (115)
   Loss from continuing operations
       before income taxes                                (5,272)             (7,277)             (1,981)
Income taxes (benefit)                                        -               (2,787)               (801)


   Net loss from continuing operations                    (5,272)             (4,490)             (1,180)

Discontinued operations:
   Income (loss) net of income tax
       expense of $0, $685, and $1,282, respectively      (1,914)              1,096               1,889
   Operating loss of $7,305 including gain from
       disposal of assets and income taxes
       of $1,602                                          (7,145)                 -                  -

   Net income (loss) from discontinued operations         (9,059)              1,096               1,889

   Net income (loss)                                    $(14,331)          $  (3,394)          $     709

Net income (loss) per share:
       Continuing operations                         $      (.99)        $      (.86)         $     (.22)
       Discontinued operations                             (1.70)                .21                 .35

       Net income (loss) per share                    $    (2.69)        $      (.65)         $      .13

Weighted average shares outstanding                    5,320,137           5,220,222           5,338,012


   The accompanying notes are an integral part of the financial statements.

                             NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For the Fiscal Years Ended
                     February 3, 1996, January 28, 1995 and January 29, 1994
                                          (In thousands)


                                                                    Capital in                            Treasury Stock
                                      Common Stock                  Excess of       Retained                 (at cost)
                                        Shares         Amount       Par Value       Earnings          Shares         Amount

Balance - January 30, 1993               6,117       $    612        $25,594        $20,927            511        $ 1,920
   Exercise of stock options
      including related tax benefits         2              -             14              -              -              -
   Purchase of treasury stock                -              -              -              -            413          1,872
   Net income for the year                   -              -              -            709              -              -

Balance - January 29, 1994               6,119            612         25,608         21,636            924          3,792
   Exercise of stock options
      including related tax benefits       169             17            193              -              -              -
   Tender of shares as payment
      for options exercised               (103)           (10)             -              -              -              -
   Net loss for the year                     -              -              -         (3,394)             -              -

Balance - January 28, 1995               6,185            619         25,801         18,242            924          3,792
   Exercise of stock options               115             12            529              -              -              -
   Change in par value of
      common stock                           -           (625)           625              -              -              -
   Net loss for the year                     -              -              -        (14,331)             -              -

Balance - February 3, 1996               6,300       $       6       $26,955       $  3,911            924        $ 3,792


















   The accompanying notes are an integral part of the financial statements.

                       NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Fiscal Years Ended
              February 3, 1996, January 28, 1995 and January 29, 1994
                                    (In thousands)


                                                  February 3,         January 28,         January 29,
                                                     1996                1995                1995

Cash flows from operating activities:
   Net loss from continuing operations               $ (5,272)           $ (4,490)           $ (1,180)
   Adjustments to reconcile to net cash
         provided (used):
       Depreciation                                     1,028                 499                 297
       Restructuring charges - non-cash portion           500                 834                  -
       Decrease (increase) in non-cash
         working capital accounts:
            Merchandise inventories                    (5,998)              1,989                (226)
            Prepaid expenses and other current assets     (63)             (1,905)                636
            Trade accounts payable                      3,021                (125)               (196)
            Accrued expenses and taxes                   (497)              1,732                 677
   Net cash provided by (used in)
       continuing operations                           (7,281)             (1,466)                  8

   Net income (loss) from discontinued operation       (9,059)              1,096               1,889
   Adjustments to reconcile to net cash
          provided (used):
       Depreciation and other non-cash changes            760                 775                 899
       Decrease (increase) in non-cash
         working capital accounts and other            20,427               7,195              (5,836)
   Net cash provided by (used in)
       discontinued operations                         12,128               9,066              (3,048)

   Net cash provided by (used in)
       operating activities                             4,847               7,600              (3,040)

Cash flows from investing activities:
   Proceeds from sale of securities                        -                1,000               2,987
   Purchase of securities                                  -                   -               (1,000)
   Property additions:
       Continuing operations                           (8,877)             (2,751)               (935)
       Discontinued operations                            (86)             (1,213)             (1,071)
   Other                                                    3                 492                 206

   Net cash provided by (used in)
       investing activities                            (8,960)             (2,472)                187


   The accompanying notes are an integral part of the financial statements.

                            NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS  -  (Continued)

                                                February 3,         January 28,         January 29,
                                                     1996                1995                1994

Cash flows from financing activities:
   Payment of obligations under capital leases            (64)                (64)                (60)
   Purchase of treasury stock                               -                   -              (1,872)
   Exercise of employee options                           541                  80                  14
   Net cash provided by (used in)
       financing activities                               477                  16              (1,918)
   Net increase (decrease) in cash and
       cash equivalents                                (3,636)              5,144              (4,771)
   Cash and cash equivalents - beginning of period     10,908               5,764              10,535

   Cash and cash equivalents - end of period          $ 7,272             $10,908             $ 5,764

Supplemental cash flow information:
   Net cash paid (received) during the year for:
       Interest expense                             $      43           $      75            $    115
       Income taxes, net                               (1,512)                328               1,068

























   The accompanying notes are an integral part of the financial statements.

                  NOODLE KIDOODLE,  INC.  AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The following summary of the Company's major accounting policies is presented to assist in the interpretation of the financial statements.

Principles of consolidation
The consolidated financial statements include the accounts of the parent company and all subsidiary companies. All significant intercompany balances and transactions are eliminated in consolidation. The Company and its subsidiaries are on a 52-53 week accounting period ending on the Saturday closest to January 31. Fiscal 1994 and 1995 each contained 52 weeks and fiscal 1996 contained 53 weeks.

Cash equivalents and short-term investments
All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company places its temporary cash investments in high grade instruments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

Inventories
Inventories of continuing operations are stated at the lower of cost (first-in, first-out) or market.

Earnings per share
The computation of earnings per share is based on the weighted average number of outstanding common shares. The inclusion of common stock equivalents had no significant dilutive effect or were antidilutive and therefore, were not utilized in the computations of net income (loss) per share.

Property, plant and equipment
Plant and equipment is stated at cost and is depreciated on a straight-line basis over estimated useful lives. Repairs and maintenance are charged to expense as incurred; renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized.

Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Useful lives of other plant and equipment varies among the classifications, but range for buildings and improvements from 10-40 years and for fixtures and equipment from 4-
10 years.

Pre-opening expenses
Costs incurred in the opening of new stores are amortized over the first twelve months of operations.

Income taxes
In fiscal 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred taxes provided under SFAS No. 109 result principally from temporary differences in depreciation, capitalized inventory costs, restructuring charges, and allowance for doubtful accounts. Upon implementation of SFAS No. 109, there was no material impact on the Company's results of operations or financial position. The Company previously accounted for income taxes based upon SFAS No. 96.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

New accounting standard
SFAS No. 123, "Accounting for Stock Based Compensation" must be adopted in fiscal 1997. This standard encourages, but does not require, recognition of compensation expense for all stock-based awards granted to employees. The Company does not plan to record compensation, but expects to implement the disclosure only provisions, as permitted by SFAS No. 123.

Reclassifications
Certain reclassifications of prior periods' data have been made to conform to current period classifications.

NOTE 2 - DISCONTINUED OPERATIONS:

On August 30, 1995, the Company adopted a formal plan to discontinue its wholesale business segment. The plan provides for the sale of two of the Company's distribution centers and the disposition through sale or liquidation of substantially all of the operating assets of such segment.

The operations and net assets of the wholesale business segment are being accounted for as a discontinued operation, and accordingly, its operating results and net assets are reported in this manner in all periods presented in the accompanying consolidated financial statements.

In connection with discontinuing its wholesale operations, the Company recorded a provision of $7.1 million in the fiscal quarter ended July 29, 1995 for (i)estimated gains or losses on the sale or liquidation of wholesale assets and (ii) estimated operating losses until such disposal or liquidation is completed.

Summary operating results from discontinued operations are as follows:



                                                   Fiscal Years Ended

                                   February 3,         January 28,         January 29,
                                        1996                1995                1994

                                                      (In thousands)

Net sales                               $ 51,931            $113,194            $122,138
Gross profit                               9,726              24,604              26,711
Operating income (loss)                   (1,914)              1,781               3,171
Provision for discontinued operations      7,145                  -                   -
Net income (loss)                         (9,059)              1,096               1,889


Net assets of discontinued operations represent total assets less liabilities of the Company's wholesale business segment. Net assets of this segment at February 3, 1996 consisted principally of accounts receivable and properties of $5,131,000 less accounts payable, accrued expenses and capitalized lease obligations of $1,547,000.

NOTE 3 - PROPERTY PLANT AND EQUIPMENT:

                                                  Fiscal Years Ended
                                   February 3,                             January 28,
                                        1996                                    1995
                                                     (In thousands)

Land                                  $      272                              $      272
Buildings and improvements                 1,658                                   1,506
Fixtures and equipment                     6,931                                   2,797
Leasehold improvements                     7,674                                   3,177

                                          16,535                                   7,752

Less accumulated depreciation             (3,541)                                 (2,589)

                                        $ 12,994                               $   5,163

NOTE  4 - ACCRUED EXPENSES AND TAXES:

                                                  Fiscal Years Ended
                                   February 3,                             January 28,
                                        1996                                    1995
                                                     (In thousands)

Payroll and related benefits          $      468                              $      406
Rent and occupancy                           512                                     324
Insurance                                    276                                     289
Restructuring charges                      1,929                                   2,476
Fixtures and equipment                       297                                     144
Other                                      1,431                                   1,138

                                       $   4,913                               $   4,777


NOTE  5 - CREDIT FACILITY:

On February 13, 1996, the date of the Common Stock offering (see Note 14 Subsequent Events), a bank approved a $10 million unsecured line of credit, which expires on April 30, 1997, to be used to meet the Company's normal short term working capital needs. Interest on borrowings will be at either the bank's prime rate or at a Eurodollar rate.

NOTE  6 - COMMITMENTS AND CONTINGENCIES:

Minimum annual commitments under non-cancelable leases in effect at February 3, 1996 are as follows:




                                                             Sublease
                                   Operating                 Rental
                                     Leases                  Income
                                             (In thousands)

   1997                            $   6,538               $     413
   1998                                6,285                      -
   1999                                6,268                      -
   2000                                6,244                      -
   2001                                6,313                      -
   Thereafter                         30,871                      -

    Total minimum obligations      $  62,519                $    413

At February 3, 1996, the Company and its subsidiaries were lessees of stores, vehicles and warehouse equipment under various leases. In addition to fixed rents and rentals based on sales, certain of the leases require the payment of taxes and other costs. Some leases include renewal options.

Rental expense (income) for operating leases was as follows:



                                                   Fiscal Years Ended
                                   February 3,         January 28,         January 29,
                                        1996                1995                1994

                                                      (In thousands)

Minimum rentals                        $   3,089           $   1,850           $   1,647
Taxes and other costs                      1,335               1,027                 635
Sublease rentals                            (916)               (953)               (837)
                                       $   3,508           $   1,924           $   1,445

Litigation
Several lawsuits are pending against the Company. In the opinion of management, the Company has meritorious defenses or is covered by insurance and the Company's liability, if any, when ultimately determined will not be significant.

Employment and consulting agreements
The Company has employment and consulting agreements with certain directors, officers, and employees. Certain agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained.

NOTE  7 - CAPITAL STOCK:

Capital stock
At special meetings held in December 1995 and in January 1996, the Company's stockholders voted to change the name of the Company from Greenman Bros. Inc. to Noodle Kidoodle, Inc. The stockholders also voted to increase the number of authorized shares of common stock to 15,000,000 shares from 10,000,000 shares and the number of authorized shares of preferred stock from 500,000 to 1,000,000 and to decrease the par value of both classes of capital stock to $0.001.In addition, the stockholders voted to increase the number of stock options automatically awarded annually to outside directors to 4,000 from 1,000 and the number of shares authorized for issuance under the Company's 1994 Stock Option Plan for outside directors to a total of 125,000 shares from 75,000 shares. Stockholders also approved the reincorporation of the Company in Delaware.

Preferred stock
The Company has 1,000,000 authorized (non-issued) shares of preferred stock, par value $0.001, consisting of 440,000 shares of Series A Junior Participating Preferred reserved for use under the Stockholders' Rights Plan and the remainder for other unspecified purposes.

Stockholders' rights plan
Each outstanding share of the Company's common stock carries a stock purchase right. Under certain circumstances, as defined in a rights agreement, each right may be exercised to purchase 1/100 of a share of Series A Junior Participating Preferred Stock for $25.00, subject to certain anti-dilution adjustments. The rights are redeemable by the Company or, under certain circumstances, by a third party to whom the Company assigns its rights at $.01 each until a person or group acquires fifteen percent of the Company's common stock or until they expire on May 15, 1998.

Treasury stock
On February 4, 1993, the Company's Board of Directors authorized the repurchase from time to time of up to 500,000 shares of its common stock.
The Company purchased 413,600 shares of common stock (which the Company plans to retire in the near future) at an average price of $4.52 per share under this authorization. In April 1995, the Board terminated its stock repurchase program.

NOTE  8 - STOCK OPTIONS:

Stock incentive plan
In 1994, the Company's stockholders adopted a Stock Incentive Plan (the "Plan") for key employees and consultants. The Plan reserves 500,000 shares of common stock for the issuance of stock options, stock appreciation rights (SAR's), dividend equivalent rights, restricted stock, unrestricted stock and performance shares and is administered by the Compensation and Stock
Option Committee (the "Committee") of the Board of Directors of the
Company.

Under the terms of the Plan, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the Committee, shall be at least 75%(100% in the case of an incentive stock option)of the fair market value of a share on the date of grant. SAR's may be granted (subject to specified restrictions) in connection with all or any part of, or independently of, any option granted under the Plan. No SAR's, dividend equivalent rights, restricted stock, unrestricted stock or performance shares have been granted to date under the Plan. Options granted under the Plan are exercisable in installments; however, no options are exercisable within one year or later than ten years from the date of grant.

Since the exercise price of all stock options awarded has been equal to the quoted market price at date of grant, no compensation expense has been recorded for these awards.

Stock option plan for outside directors
The Company's Outside Directors Stock Option Plan reserves 125,000 shares of common stock for the issuance of stock options related to this plan. The Stock Option Plan for Outside Directors provides that upon the initial election to the Board, each eligible director is granted an option to purchase 5,000 shares of common stock and 4,000 shares each year thereafter at the fair market value on the date of grant. The options have a term of five years and become exercisable 50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant.

1984 stock option plan
The Company's 1984 Stock Option Plan expired in April 1994, and the remaining options available, but not granted, under the plan were canceled.

The following summary sets forth the activity under the Company's stock incentive plans:


                                                                Fiscal Years Ended
                                              February 3, 1996                       January 28, 1995
                                         Shares          Price Range             Shares          Price Range

Outstanding at beginning of period       501,459        $3.50-$  6.50            582,878          $3.50-$6.25
Granted                                  213,500        $4.56-$ 13.13             96,750          $5.50-$6.50
Exercised                               (115,100)       $4.00-$  6.50           (168,544)         $4.00-$4.50
Terminated                               (19,500)       $4.13-$  6.50             (9,625)         $4.00-$6.25
Outstanding at end of period             580,359        $3.50-$ 13.13            501,459          $3.50-$6.50
Exercisable at end of period             298,078        $3.50-$  6.50            384,209          $3.50-$6.50
Available for grant at end of period     279,250                                 484,250


NOTE  9 - TAXES ON INCOME:

Income taxes (benefit) consist of the following:

                                                    Fiscal Years Ended

                                    February 3,         January 28,           January 29,
                                         1996                1995                1994

                                                       (In thousands)

Current:
   Federal                             $       -             $ (1,429)            $   180
   State and local                             -                   -                  184

                                               -               (1,429)                364
Deferred                                    1,602                (673)                117

                                            1,602              (2,102)                481

Discontinued operations                     1,602                 685               1,282

Continuing operations                  $       -             $ (2,787)            $  (801)


A reconciliation of the statutory federal income tax rate attributable to income (loss) from continuing operations to the effective income tax rate is as follows:


Federal at statutory rates                   (34)%               (34)%                 34%
State and local taxes
   net of federal tax benefits                (4)                 (4)                   6
Losses with no current tax benefit            38                   -                    -

                                               -  %               (38)%                 40%

The components of deferred tax assets (liabilities) consist of the following:



Net operating loss carryforwards
   (expire 2011)                          $ 5,742             $     -
Capitalizable inventory costs                 160                  411
Allowance for doubtful accounts               485                  393
Restructured operations and other             459                1,011

   Gross deferred tax assets                6,846                1,815

Depreciation                                 (126)                (213)

   Gross deferred tax liabilities            (126)                (213)

   Net deferred tax assets                  6,720                1,602

Valuation allowance                         6,720                   -


Net tax assets included in
   net assets from discontinued
   operations                            $     -               $ 1,602


                                              -36-

Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. Principal items resulting in deferred income tax liabilities or assets are differences in depreciation, inventory valuations, restructuring charges and allowance for doubtful accounts.

As a result of the Company's decision to discontinue the wholesale business segment, the Company has incurred losses for which no current tax benefits are available. Management's decision resulted in a reevaluation of its ability to fully recognize its 1995 deferred tax assets. The provision for income taxes for the year ended February 3, 1996 results primarily from a reduction in net deferred tax assets. For financial reporting purposes, the effective tax rate represents an increase in the valuation allowance of net deferred tax assets to an amount realizable based upon taxes paid for prior years without relying on future income.

NOTE 10 - EMPLOYEE RETIREMENT PLANS:

The Company has a 401-k savings plan designed to provide additional financial security during retirement by providing eligible employees with an incentive to make regular savings. The Company matches 10% of the first
4% of compensation contributed by the employee. Certain former employees were covered by union sponsored, multi-employer pension plans.
Contributions and costs were determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company does not administer or control the plans. One of the plans, to which the Company and many other employers made contributions, has had financial difficulties and has informed the Company that it has initiated a mass termination of the Plan. The Employee Retirement Income Security Act ("ERISA") imposes certain liabilities upon employers who are contributors to multi-employer pension plans in the event of withdrawal or termination of such a plan. The Company has provided for an estimated settlement cost based on the estimates provided by the Plan administrators.

NOTE  11 - INDUSTRY SEGMENTS:

The Company operates substantially in one industry segment which includes the retail sales of children's toys and other products.

NOTE  12 - PROVISION FOR RESTRUCTURED OPERATIONS:

On August 10, 1994, the Company announced the closing of stores operating under the name Playworld Toy Stores and one leased department operation. Provision of $3,900,000 was recorded for restructuring costs representing employee severance costs ($550,000), estimated lease liabilities ($1,050,000), losses on liquidation of inventories ($1,250,000), disposition of fixed assets ($1,000,000) and other related restructuring costs ($50,000). This charge increased the net loss for fiscal 1995 by $2,340,000, ($.45 per share). The Company provided an additional $500,000 ($.09 per share) in fiscal 1996 primarily to reflect the additional closing of one store that was not anticipated previously.

NOTE 13  -  INTERIM FINANCIAL DATA (UNAUDITED):

                                       First Quarter      Second Quarter       Third Quarter      Fourth Quarter
                                                         (In thousands except per-share data)

Fiscal Year Ended February 3, 1996:
   Sales                                   $  3,281            $  3,939            $  6,288             $18,635
   Gross profit                               1,162               1,396               2,166               7,594
   Net income (loss):
       Continuing operations                 (1,226)             (1,674)             (2,970)                598
       Discontinued operations                 (840)             (8,219)                 -                   -

           Net income (loss)               $ (2,066)           $ (9,893)            $(2,970)             $  598

   Net income (loss) per share:
       Continuing operations               $   (.23)           $   (.32)            $  (.55)             $  .11
       Discontinued operations                 (.16)              (1.55)                  -                   -

           Net income (loss) per share     $   (.39)           $  (1.87)            $  (.55)             $  .11
   Weighted average shares
       outstanding                            5,263               5,287               5,356               5,615

Fiscal Year Ended January 28, 1995:
   Sales                                   $  4,008            $  3,835            $  4,199             $11,266
   Gross profit                               1,201               1,260               1,367               3,288
   Net income (loss):

       Continuing operations                   (566)             (2,679)               (574)               (671)
       Discontinued operations                 (320)                 (8)                350               1,074

           Net income (loss)               $   (886)           $ (2,687)           $   (224)            $   403
   Net income (loss) per share:
       Continuing operations               $   (.11)           $   (.51)           $   (.11)            $  (.13)
       Discontinued operations                 (.06)               (.01)                .07                 .21

           Net income (loss) per share   $     (.17)         $     (.52)           $   (.04)            $   .08
   Weighted average shares
       outstanding                            5,200               5,202               5,218               5,261


The Company's sales are highly seasonal. Income (loss) per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year income (loss) per share amount.

NOTE 14 - SUBSEQUENT EVENTS:

Public offering
On February 13, 1996, the Company completed a public offering of 2.18 million shares (including the over allotment option) of common stock at $8.00 per share. Proceeds from the offering, net of commissions and expenses, were approximately $16.0 million. The net proceeds from the offering are being used primarily to finance the Company's store expansion plans as well as for general corporate purposes, including approximately $1.0 million to improve its MIS systems capabilities.


                    SCHEDULE VIII  -   VALUATION AND QUALIFYING ACCOUNTS
                                   For the Fiscal Years Ended
                    FEBRUARY 3, 1996, JANUARY 28, 1995 AND JANUARY 29, 1994

               Column A                    Column B         Column C                          Column D         Column E
                                                           Additions
                                                              (1)              (2)

                                         Balance at        Charged to       Charged to                       Balance at
                                         beginning         costs and          other                            end of
   Description                           of period          expenses         accounts        Deductions        period

For estimated losses in collection:

   Year ended February 3, 1996               $   983          $   581          $     -          $   287 (a)       $1,277


   Year ended January 28, 1995               $   874          $   250          $     -          $   141 (a)       $  983


   Year ended January 29, 1994               $ 1,229          $   275          $     -          $   630 (a)       $  874


____________________________

(a) Write-offs net of recoveries

All amounts are included in discontinued operations.






                                                                                                               EXHIBIT 11.1
                                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                                       COMPUTATION OF EARNINGS PER SHARE

                                                                                Fiscal Years Ended
                                           February 3, 1996  January 28, 1995  January 29, 1994  January 30, 1993  February 1, 1992
                                             (53 weeks)        (52 weeks)        (52 weeks)        (52 weeks)        (52 weeks)

a)  Net income (loss)                         $(14,330,657)   $(3,394,364)      $   709,487        $ 1,801,120       $  3,665,196

b)  Weighted average number of shares of
      common stock outstanding during period     5,320,137      5,220,222         5,338,012          5,574,547          5,540,212

   Income (loss) per share (a/b)               $     (2.69)    $    ( .65)      $       .13        $       .32       $        .66

c)  Incremental shares based on the treasury
      stock method for stock options, using the
      average market price                         178,110        141,219            59,673             94,082              1,427

d)  Incremental shares based on the treasury
     stock method for stock options, using the
     ending market price                           205,168         153,036           82,310             94,082             28,047

   Income (loss) per common and common
      equivalent shares (primary) (a/(b+c))     $   (2.61)     $    ( .63)      $       .13        $       .32       $        .66

   Income (loss) per common and common
      equivalent shares assuming full dilution
      (a/(b+d))                                 $   (2.59)      $   ( .63)      $       .13        $       .32       $        .66


NOTE:The inclusion of common stock equivalents were antidilutive in fiscal 1995 and 1996 and had no significant dilutive effect on all other years presented and therefore were not utilized in the above computation of income
       (loss) per share.

                                                - 40 -

                                                                 EXHIBIT 21.1
                                  SUBSIDIARIES OF REGISTRANT
                                                               Name(s) Under Which
   Name of Subsidiary         Jurisdiction of Incorporation    Subsidiary Does Business

C.W.P.W., Inc.                        Michigan                  C.W.P.W., Inc.
M.Z. Catalog Services, Inc.          New Jersey                 M.Z. Catalog Services, Inc.


