Form 10-Q
period 1996-05-04
NOODLE KIDOODLE INC
filed 1996-06-14
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)

[ X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      	THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 4, 1996
                               OR
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    	THE SECURITIES EXCHANGE ACT OF 1934

For the period from __________________ to _________________

                   Commission file number 1-6083


                   NOODLE KIDOODLE, INC.
(Exact name of Registrant as specified in its charter)

           DELAWARE					                    11-1771705
(State or Other Jurisdiction of			(I.R.S. Employer Identification
Incorporation or Organization)                 Number)


105 PRICE PARKWAY, FARMINGDALE, NEW YORK	            	11735
 (Address of Principal Executive Office)            (Zip  Code)


Registrants Telephone Number, Including Area Code  (516) 293-5300

                              NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed since
            Last Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  YES  X   No  ___

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date 7,556,140 shares outstanding as of May 22, 1996.

TABLE OF  CONTENTS


PART I - FINANCIAL INFORMATION
                                                  											Page

	Condensed Consolidated Balance Sheets
	  May 4, 1996, April 29, 1995, and February 3, 1996			          3

	Condensed Consolidate Statements of  Operations
	  Thirteen Weeks Ended May 4, 1996 and April 29, 1995		         4

	Condensed Consolidated Statements of Cash Flows
	   Thirteen Weeks Ended May 4, 1996 and April 29, 1995	  	      5

	Notes to Condensed Consolidated Financial Statements		          6

	Managements Discussion and Analysis of Financial
	   Condition and Results of Operations					                     7


PART II - OTHER INFORMATION						                               NONE

SIGNATURES									                                               9

           NOODLE KIDOODLE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                         UNAUDITED


                                                 May 4,             April 29,        February 3,
                                                  1996                  1995            1996

                                                       (in thousands except share date)

ASSETS

Current assets:
   Cash and cash equivalents                    	$18,637              	$10,314	        $ 7,272
   Merchandise inventories	                       12,412                	5,401	         10,328
   Prepaid expenses and other current assets	      3,100	                2,582    	      3,043
   Net assets of discontinued operations	          3,292	               20,995	          3,584

     Total current assets	                        37,441	               39,292	         24,227

Property, plant and equipment - net	              14,371	                5,913	         12,994

Other assets	                                         68	                   45	             55

      Total Assets                              	$51,880	              $45,250	        $37,276

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
   Trade accounts payable                       	$ 5,773              	$ 2,804	        $ 5,283
   Accrued expenses and taxes	                     5,711	                3,633	          4,913

      Total current liabilities                  	11,484                	6,437	         10,196

Commitments and contingencies	                        -                      -               -

Stockholders equity:
   Preferred stock-authorized 1,000,000, 500,000
     and 1,000,000 shares, par value $.001, $1.00
     and $.001,respectively, (none issued)	           -                      -               -
   Common stock-authorized 15,000,000,
      10,000,000 and 15,000,000 shares,
      par value $.001, $.10 and $.001, issued
      8,480,401, 6,187,551 and 6,300,401 shares,
      respectively	                                     8	                 619	              6
   Capital in excess of par value	                 42,962	              25,810	         26,955
   Retained earnings	                               1,218	              16,176	          3,911

                                                  	44,188              	42,605	         30,872
   Less treasury stock, at cost, 924,261 shares	    3,792	               3,792	          3,792

      Total stockholders  equity	                  40,396	              38,813	         27,080

   Total Liabilities and Stockholders  Equity	    $51,880	             $45,250	        $37,276


See accompanying notes to Condensed Consolidated Financial Statements.

                                 - 3 -
<

             NOODLE KIDOODLE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         UNAUDITED

                                                          Thirteen Weeks Ended
                                                       May 4,            April 29,
                                                        1996                 1995

                                                 (in thousands, except per share data)


Net Sales	                                            $ 9,113	             $ 3,281

Costs and expenses:
   Cost of products sold including buying and
      warehousing costs	                                5,927	               2,119
   Selling and administrative expenses	                 6,100	               2,512

                                                      	12,027	               4,631

  Operating loss	                                      (2,914)	             (1,350)
Interest income	                                          231	                 135
Interest expense	                                         (10)	                (11)

   Loss from continuing operations before income taxes	(2,693)	             (1,226)
Income taxes (benefit)	                                    -                    -

   Net loss from continuing operations	                (2,693)	             (1,226)
   Net loss from discontinued operations	                  -                  (840)

   Net loss	                                          $(2,693)	            $(2,066)

Net loss per share:
   Continuing operations	                               $(.37)	              $(.23)
   Discontinued operations	                                 -                 (.16)

   Net loss per share	                                  $(.37)	              $(.39)

Weighted average shares outstanding	                    7,239	               5,263











See accompanying notes to Condensed Consolidated Financial Statements.

                   NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                UNAUDITED

                                                                   Thirteen Weeks Ended
                                                                    May 4,     April 29,
                                                                     1996          1995

                                                                      (in thousands)

Cash flows from operating activities:
   Net loss from continuing operations	                             $(2,693)     	$(1,226)
   Adjustments to reconcile to net cash provided (used):
      Depreciation	                                                     387	          166
      Decrease (increase) in non-cash working capital accounts:
         Merchandise inventories	                                    (2,084)	      (1,071)
         Prepaid expenses and other current assets	                     (57)	         398
         Trade accounts payable, accrued expenses and taxes	          1,288	         (602)
         Income taxes	                                                   -           (133)

Net cash (used in) continuing operations	                            (3,159)	      (2,468)

Net loss from discontinued operations	                                    -          (840)
Adjustments to reconcile to net cash provided (used):
     Depreciation and other non-cash changes	                             -           211
     Decrease (increase) in non-cash working capital
       accounts and other	                                              292	        3,462

Net cash provided by discontinued operations	                           292	        2,833

Net cash provided by (used in) operating activities	                 (2,867)	         365

Cash flows from investing activities:
     Property additions:
       Continuing operations	                                        (1,834)	        (916)
       Discontinued operations	                                           -           (47)
     Other	                                                              57	           (5)

Net cash (used in) investing activities	                             (1,777)	        (968)

Cash flows from financing activities:
    Proceeds from public offering	                                   16,009	            -
    Proceeds from exercise of employee options	                           -             9

Net cash provided by financing activities	                           16,009	            9

Net increase (decrease) in cash and cash equivalents	                11,365	         (594)

Cash and cash equivalents - beginning of period	                      7,272	       10,908

Cash and cash equivalents - end of period	                          $18,637	      $10,314





See accompanying notes to Condensed Consolidated Financial Statements.

                    NOODLE KIDOODLE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 UNAUDITED


NOTE 1.	The accompanying unaudited condensed consolidated financial
        statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrants annual report on Form 10-K for the year ended February 3, 1996.

       	It should be noted that amounts included in the financial statements of the prior year have been reclassified to conform to the current years presentation.

       	Due to the seasonal nature of the Company's business, results for the interim period are not necessarily indicative of the results to be expected for the fiscal year.

NOTE 2. All highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. These investments are stated at cost which approximates market.

NOTE 3. Income tax provisions are based on estimated annual effective tax rates. The loss from continuing and discontinued operations for the periods ended May 4, 1996 and April 29, 1995 provided no tax benefit.

NOTE 4. On August 30, 1995 the Company adopted a formal plan to discontinue its wholesale business segment. The plan provides for the sale of two of the Companys distribution centers and the disposition through sales or liquidation of substantially all of the operating assets.

       	The operations and net assets of the wholesale business segment are being accounted for as a discontinued operation, and accordingly, its operating results and net assets are reported in this manner in all periods presented in the accompanying consolidated financial statements. Revenues from such operations were $21.2 million for the thirteen weeks ended April 29, 1995.

             MANAGEMENTS DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Thirteen Weeks Ended May 4, 1996 Compared With
               Thirteen Weeks Ended April 29, 1995


Continuing Operations

Net sales increased $5.8 million to $9.1 million in the thirteen week period ended May 4, 1996 from $3.3 in the comparable period in the prior year.
Noodle Kidoodle sales increased $5.8 million to $8.2 in the first quarter from $2.4 million in the comparable period in the prior year, primarily due to the addition of 15 new stores, of which four opened in the second quarter of last year, nine opened in the second half of last year, and two opened in the first quarter of the current year. Other retail sales remained virtually flat in the thirteen week period ended May 4, 1996 compared to the comparable period in the prior year. The Company closed one Playworld store in the first quarter ended May 4, 1996. The Company operated 20 Noodle Kidoodle stores, one Playworld store and two Toy Park stores at May 4, 1996, compared to five
Noodle Kidoodle stores, two Playworld stores, and two Toy Park stores at April 29, 1995.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased $2.1 million to $3.2 million in the thirteen week period ended May 4, 1996 from $1.2 million in the comparable period in the prior year. Gross profit, as a percentage of net sales (gross profit percentage), decreased to 35.0% in the first quarter ended May
4, 1996 from 35.4% in the comparable period in the prior year. Gross profit percentage at Noodle Kidoodle stores decreased to 35.2% in the current quarter from 35.6% in the comparable period in the prior year, primarily due to higher warehousing costs resulting from operating its own warehouse in the current period. The Noodle Kidoodle stores shared a warehouse with the discontinued wholesale business in the comparable period in the prior year.
The increase in warehousing costs was partially offset by decreases in buying and the cost of merchandise. Gross profit percentage in the other retail stores decreased to 32.5% in the period ended May 4, 1996 from 35.0% in the comparable period in the prior year, primarily from markdowns taken in closing one of the Playworld stores in the first quarter ended May 4, 1996.

Selling and administrative expenses increased $3.6 million to $6.1 million in the period ended May 4, 1996 from $2.5 million in the comparable period in the prior year, primarily as a result of changes in the store base. Selling and administrative expenses at Noodle Kidoodle increased to $5.7 million in the first quarter ended May 4, 1996 from $2.1 million in the comparable period in the prior year, primarily as a result of higher direct store expenses, which increased by $2.6 million, higher home office expenses, which increased by $.7
million and higher advertising expenses.   Selling and administrative expenses
at the other retail stores remained virtually flat. Selling and administrative expenses, as a percent of net sales, decreased to 66.9% in the thirteen week period ended May 4, 1996 from 76.6% in the comparable period in the prior year. The decrease resulted primarily from the leveraging of home office expenses over a larger store base.

Net loss from continuing operations increased $1.5 million to $2.7 million($.37 per share) in the period ended May 4, 1996 from $1.2 million ($.23 per share) in the comparable period in the prior year.

Net loss from discontinued operations was $.8 million ($.16 per share) in the period ended April 29, 1996. The discontinued operations represent the Companys wholesale operation which was closed effective August 30, 1995.


Liquidity and Capital Resources

During the thirteen week period ended May 4, 1996 the Company used $3.2 million of cash flows from operating activities of the continuing operations primarily to fund the net loss of $2.7 million and an increase in working capital of $.9 million partially offset by depreciation of $.4 million. The discontinued operations generated $.3 million of cash flows primarily from decreases in working capital. The Company also used cash to fund investing activities of $1.8 million primarily for the purchase of fixed assets for new stores. In February 1996, the Company completed a secondary stock offering of 2.2 million shares of common stock, which resulted in $16.0 million in cash flows from financing activities. As a result of the foregoing, cash and cash equivalents increased during the period by $11.4million.The Company has entered into a contract to sell its Farmingdale facility. This sale is expected to close by mid-July and provide approximately $6.0 million of cash.

In February 1996 the Company obtained a line of credit from a bank which is unsecured, provides for maximum borrowing of $10.0 million in short-term loans and letters of credit, and expires on April 30, 1997.

The Company has available net operating loss carryforwards of approximately $15.0 million for income tax purposes.


Quarterly fluctuation in results and seasonality.

The timing of new store openings and related pre-opening expenses and the amount of revenue contributed by new stores have caused, and are expected to cause in the future,the Companys quarterly results of operations to fluctuate. In addition, the Companys operations are highly seasonal, a significant portion of a typical stores revenues is generated during the Companys fourth fiscal quarter, which coincides with the Christmas selling season. The Company does not expect to generate positive operating income during the first three fiscal quarters for the foreseeable future.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NOODLE KIDOODLE, INC.
                                          (Registrant)



Date:  June 13, 1996                         STANLEY GREENMAN
                                             Stanley Greenman, Chairman of the
                                             Board, Chief Executive Officer,
                                             and Treasurer
                                            (Principal Executive Officer)


Date:  June 13, 1996                          WILLIAM A. JOHNSON, JR.
                                              William A. Johnson, Jr., Vice
                                              President, Chief Financial Officer
                                              and Secretary
                                             (Principal Financial and Accounting
                                               Officer)