Form 10-Q
period 1996-08-03
NOODLE KIDOODLE INC
filed 1996-09-17
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                        ---------
                        FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1996

                        OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    	THE SECURITIES EXCHANGE ACT OF 1934

For the period from __________________ to _________________

               Commission file number 1-6083


                NOODLE KIDOODLE, INC.
(Exact name of Registrant as specified in its charter)

            DELAWARE			       		       11-1771705
(State or Other Jurisdiction of			   (I.R.S. Employer
 Incorporation or Organization)        Identification
                                            Number)

 105 PRICE PARKWAY, FARMINGDALE, NEW YORK	       	11735
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
7,579,640 shares outstanding as of September 13, 1996.

                         TABLE OF  CONTENTS


PART I - FINANCIAL INFORMATION
                                                            Page

Condensed Consolidated Balance Sheets
 August 3, 1996, July 29, 1995, and February 3, 1996          3

Condensed Consolidated Statements of  Operations
 Thirteen and Twenty-Six Weeks Ended August 3, 1996 and
 July 29, 1995                                                4

Condensed Consolidated Statements of Cash Flows
 Twenty-Six Weeks Ended August 3, 1996 and July 29, 1995      5

Notes to Condensed Consolidated Financial Statements	         6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                          7


PART II - OTHER INFORMATION                                  10

SIGNATURES                                                   11





                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                            August 3,    July 29,   February 3,
                                              1996         1995        1996

                                            (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                  $18,074     $11,952     $ 7,272
  Merchandise inventories                     14,110       7,207      10,328
  Prepaid expenses and other current assets    3,210       2,674       3,043
  Net assets of discontinued operations            -      12,469       3,584

    Total current assets                      35,394      34,302      24,227

Property, plant and equipment - net           15,627       8,049      12,994

Other assets                                      69          48          55

    Total Assets                             $51,090     $42,399     $37,276

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                     $ 5,251     $ 3,929     $ 5,283
  Accrued expenses and taxes                   4,473       9,150       4,913
  Net liabilities of discontinued operations   4,032           -           -

   Total current liabilities                  13,756      13,079      10,196

Commitments and contingencies                      -           -           -

Stockholders' equity:
  Preferred stock-authorized 1,000,000,
   500,000 and 1,000,000 shares, par
   value $.001, $1.00 and $.001,
   respectively, (none issued)                     -           -           -
  Common stock-authorized 15,000,000,
   10,000,000 and 15,000,000 shares,
   par value $.001, $.10 and $.001,
   issued 8,483,901, 6,720,276 and
   6,300,401 shares, respectively                  8         627           6
  Capital in excess of par value              42,975      26,202      26,955
  Retained earnings                           (1,857)      6,283       3,911

                                              41,126      33,112      30,872

  Less treasury stock, at cost, 924,261
   shares                                      3,792       3,792       3,792

   Total stockholders' equity                 37,334      29,320      27,080

  Total Liabilities and Stockholders' Equity $51,090     $42,399     $37,276

    See accompanying notes to Condensed Consolidated Financial Statements.

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    (In thousands except per share amounts)

                                  UNAUDITED


                                       Thirteen Weeks Ended  Twenty-Six Weeks Ended

                                         August 3, July 29,   August 3,  July 29,
                                           1996      1995       1996       1995

Net sales                                $ 9,531    $3,939    $18,644     $7,220

Costs and expenses:
 Cost of product sold including
  buying and warehousing costs             6,085     2,543     12,012      4,662
 Selling and administrative expenses       6,731     3,196     12,831      5,708
                                          12,816     5,739     24,843     10,370

 Operating loss                           (3,285)   (1,800)    (6,199)    (3,150)

 Interest income                             220       137        451        272
 Interest expense                            (10)      (11)       (20)       (22)

Loss from continuing operations
 before income taxes                      (3,075)   (1,674)    (5,768)    (2,900)

Income taxes (benefit)                         -         -          -          -

Net loss from continuing operations       (3,075)   (1,674)    (5,768)    (2,900)

Discontinued operations:
  Loss from discontinued operations,
  net of income tax benefit of $-0-
  and $-0- respectively                        -    (1,074)         -     (1,914)

  Loss on disposal of discontinued
  operations including operating
  loss of $8,907 during the
  disposal period (including income
  taxes of $1,602)                             -    (7,145)         -     (7,145)

Net loss from discontinued operations          -    (8,219)         -     (9,059)

Net loss                                 $(3,075)  $(9,893)   $(5,768)  $(11,959)

Net loss per share:

Continuing operations                    $  (.41)  $  (.32)   $  (.78)  $   (.55)
Discontinuing operations                       -     (1.55)         -      (1.72)

Net loss per share                       $  (.41)  $ (1.87)   $  (.78)  $  (2.27)

Average shares outstanding                 7,558     5,287      7,399      5,275


      See accompanying notes to Condensed Consolidated Financial Statements


                     NOODLE KIDODOLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                                      Twenty-six Weeks Ended
                                                       August 3,    July 29,
                                                         1996         1995

                                                          (In thousands)


Cash flows from operating activities:
 Net loss from continuing operations                   $(5,768)     $(2,900)
 Adjustments to reconcile to net cash provided
  (used):
  Depreciation                                             824          361
  Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                             (3,782)      (2,877)
    Prepaid expenses, taxes and other current assets      (167)         306
    Trade accounts payable, accrued expenses and other     130          497
    Income taxes                                             -         (133)

      Net cash (used in) continuing operations           (8,763)     (4,746)

 Net loss from discontinued operations                       -       (9,059)
 Adjustments to reconcile to net cash provided (used):
  Depreciation                                               -          240
  Provision for doubtful accounts                            -          186
  Deferred income taxes                                      -        1,602
  Decrease (increase) in non-cash working capital
   accounts and other assets and liabilities             7,616       15,757

      Net cash provided by discontinued operations       7,616        8,726

      Net cash provided by (used in)operating
       activities                                       (1,147)       3,980

Cash flows from investing activities:
 Property additions - continuing operations             (4,059)      (3,247)
 Property additions - discontinued operations                -          (93)
 Other                                                     (14)          (5)

      Net cash (used in)investing activities            (4,073)      (3,345)

Cash flow from financing activities:
 Proceeds from public offering                          16,009            -
 Proceeds from exercise of employees stock options          13          409

      Net cash provided by financing activities         16,022          409

Net increase in cash and cash equivalents               10,802        1,044
Cash and cash equivalents - beginning of year            7,272       10,908

Cash and cash equivalents - end of period              $18,074      $11,952


    See accompanying notes to Condensed Consolidated Financial Statements

      NOODLE KIDOODLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    UNAUDITED

NOTE 1:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended
February 3, 1996.

	It should be noted that amounts included in the financial statements of the prior year have been reclassified to conform to the current year's presentation.

	Due to the seasonal nature of the Company's business, results for the interim period are not necessarily indicative of the results to be expected for the fiscal year.

NOTE 2:
All highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. These investments are stated at cost which approximates market.

NOTE 3:
Income tax provisions are based on estimated annual effective tax rates. The loss from continuing operations for the periods ended August 3, 1996 and July 29, 1995 provided no tax benefit.

NOTE 4:
On August 30, 1995 the Company adopted a formal plan to discontinue its wholesale business segment. The plan provides for the sale of two of the Company's distribution centers and the disposition through sales or liquidation of substantially all of the operating assets.

	The operations and net assets of the wholesale business segment are being accounted for as a discontinued operation, and accordingly, its operating results and net assets are reported in this manner in all periods presented in the accompanying consolidated financial statements.
Revenues from such operations were $20.8 million for the thirteen weeks ended July 29, 1995 and $41.9 million for the corresponding twenty-six week period.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended August 3, 1996 Compared With
      Thirteen Weeks Ended July 29, 1995


Continuing Operations

Net sales increased $5.6 million to $9.5 million in the thirteen week period ended August 3, 1996 from $3.9 million in the comparable period in the prior year. Sales from Noodle Kidoodle stores increased $5.9 million to $9.0 million in the second quarter from $3.1 million in the comparable period in the prior year, primarily due to the addition of 14 new stores, of which nine opened in the second half of last year and five opened in the first half of the current year. Other retail sales decreased $.3 million to $.5 million in the thirteen week period ended August 3, 1996 from $.8 million in the comparable period in the prior year. The Company closed one Playworld store and two Toy Park stores in the first half ended August 3, 1996. The Company operated 23 Noodle Kidoodle stores and one Playworld store at August 3, 1996 compared to nine Noodle Kidoodle stores, two Playworld stores, and two Toy Park stores at July 29, 1995.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased $2.1 million to $3.5 million in the thirteen week period ended August 3, 1996 from $1.4 million in the comparable period in the prior year. Gross profit, as a percentage of net sales ("gross profit percentage"), increased to 36.2% in the second quarter ended August 3, 1996 from 35.4% in the comparable period in the prior year. Gross profit percentage at Noodle Kidoodle stores increased to 36.4% in the current quarter from 35.0% in the comparable period in the prior year, primarily due to the leveraging of buying costs and lower merchandise costs partially offset by higher warehousing costs as a result of operating its own warehouse in the current period. The Noodle Kidoodle stores shared a warehouse with the discontinued wholesale business in the comparable period in the prior year. Gross profit percentage in the other retail stores decreased to 32.3% in the second quarter ended August 3, 1996 from 36.9% in the comparable period in the prior year, primarily from markdowns taken in closing the two Toy Park stores in the second quarter ended August 3, 1996.

Selling and administrative expenses increased $3.5 million to $6.7 million in the thirteen week period ended August 3, 1996 from $3.2 million in the comparable period in the prior year. These increases resulted from higher direct store expenses of $2.7 million as a result of changes in the store base and higher home office costs of $.8 million reflecting the infrastructure that has been put into place since the end of the second quarter of last year. Selling and administrative expenses, as a percent of net sales, decreased to 70.6% in the thirteen week period ended August 3, 1996 from 81.1% in the comparable period in the prior year. The decrease resulted primarily from the leveraging of home office and advertising expenses over a larger store base.

Net loss from continuing operations increased $1.4 million to $3.1 million ($.41 per share) in the period ended August 3, 1996 from $1.7 million ($.32 per share) in the comparable period in the prior year.

Net loss from discontinued operations was $8.2 million ($1.55 per share) in the second quarter ended July 29, 1995. The discontinued operations represents the Company's wholesale operation which was closed effective August 30, 1995.



               Twenty-Six Weeks Ended August 3, 1996
       Compared with Twenty-Six Weeks Ended July 29, 1995


Continuing Operations

Net sales increased $11.4 million to $18.6 million in the twenty-six week period ended August 3, 1996 from $7.2 million in the comparable period in the prior year. Noodle Kidoodle sales increased $11.7 million to $17.2 million in the current six months from $5.5 million in the comparable period in the prior year, primarily due to the addition of 14 new stores, of which nine opened in the second half of last year, and five opened in the first half of this year. Other retail sales decreased $.3 million to $1.4 million in the six-month period ended August 3, 1996 from $1.7 million in the comparable period in the prior year, primarily due to the closing of one Playworld store and two Toy Park stores in the first half of the current fiscal year. The Company operated 23 Noodle Kidoodle stores and one Playworld store at August 3, 1996, compared to nine Noodle Kidoodle stores, two Playworld stores, and two Toy Park stores at July 29, 1995.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased $4.1 million to $6.6 million in the twenty-six week period ended August 3, 1996 from $2.5 million in the comparable period in the prior year. Gross profit as a percent of net sales ("gross profit percentage") increased to 35.6% in the current six-month period from 35.4% in the comparable period in the prior year. Gross profit percentage at Noodle Kidoodle stores increased to 35.8% for the six-month period ended August 3, 1996 from 35.3% in the comparable period in the prior year, primarily due to the leveraging of buying costs and lower merchandise costs partially offset by higher warehousing costs as a result of operating its own warehouse in the current period. The Noodle Kidoodle stores shared a warehouse with the discontinued wholesale business in the comparable period in the prior year. Gross profit percentage in the other retail stores decreased to 32.4% in the six month period ended August 3, 1996 from 35.9% in the comparable period in the prior year, primarily from markdowns taken in closing one Playworld store and two Toy Park stores in the first half of the current year.

Selling and administrative expenses increased $7.1 million to $12.8 million in the twenty-six week period ended August 3, 1996 from $5.7 million in the comparable period in the prior year. These increases resulted from higher direct store expenses of $5.5 million due to changes in the store base and higher home office costs of $1.6 million reflecting the infrastructure that has been put into place since the end of the second quarter of last year. Selling and administrative expenses as a percent of net sales decreased to 68.8% in the twenty-six week period ended August 3, 1996 from 79.1% in the comparable period in the prior year. The decrease resulted primarily from leveraging of home office and advertising expenses over a larger store base.

Net loss from continuing operations increased $2.9 million to $5.8 million ($.78 per share) in the six-months period ended
August 3, 1996 from $2.9 million ($.55 per share) in the comparable period in the prior year.

Net loss from discontinued operations was $9.1 million ($1.72 per share) in the twenty-six week period ended July 29, 1995.
The discontinued operations represents the Company's wholesale operation which was closed effective August 30, 1995.


Liquidity and Capital Resources

During the twenty-six week period ended August 3, 1996 the Company used $8.8 million of cash flows for operating activities of the continuing operations primarily to fund the net loss of $5.8 million as well as an increase in working capital requirements due to changes in the store base of $3.8 million partially offset by depreciation of $.8 million. The discontinued operations generated $7.6 million of cash flows primarily from the sale of the Farmingdale facility. The Company also used cash to fund investing activities of $4.1 million primarily for the purchase of fixed assets for new stores. In February 1996, the Company completed a secondary stock offering of 2.2 million shares of common stock, which resulted in $16.0 million in cash flows from financing activities. As a result of the foregoing, cash and cash equivalents increased during the period by $10.8 million.

In February 1996 the Company obtained a line of credit from a bank which is unsecured, provides for maximum borrowing of $10.0 million in short-term loans and letters of credit, and expires on April 30, 1997.

The Company has available net operating loss carryforwards of approximately $15.0 million for income tax purposes.

Quarterly fluctuation in results and seasonality.

The timing of new store openings and related pre-opening expenses and the amount of revenue contributed by new stores have caused, and are expected to cause in the future, the Company's quarterly results of operations to fluctuate. In addition, the Company's operations are highly seasonal, a significant portion of a typical store's revenues is generated during the Company's fourth fiscal quarter, which coincides with the Christmas selling season. The Company does not expect to generate positive operating income during the first three fiscal quarters for the foreseeable future.



                Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders
         At the Annual Meeting of Shareholders held July 9,
         1996, the following persons were elected as directors of the Company:


         Class 2 Directors:  (until the 1999 meeting)

         Robin Farkas
         Stewart Katz
         Robert Stokvis


         The following Directors continue in office for the duration of their terms:

         Class 1 Directors:  (until the 1998 meeting)

         Lester Greenman
         Barry W. Ridings
         Irwin Tantleff


         Class 3 Directors:  (until the 1997 meeting)

         Stanley Greenman
         Joseph A. Madenberg

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NOODLE KIDOODLE, INC.
                                   (Registrant)


Date:  September 16, 1996          STANLEY GREENMAN
                                   Stanley Greenman, Chairman
                                   of the Board, Chief
                                   Executive Officer, and
                                   Treasurer
                                   (Principal Executive
                                    Officer)

Date:  September 16, 1996          WILLIAM A. JOHNSON, JR.
                                   William A. Johnson, Jr.,
                                   Vice President, Chief
                                   Financial Officer and
                                   Secretary
                                   (Principal Financial and
                                    Accounting Officer)