Form 10-Q
period 1996-11-02
NOODLE KIDOODLE INC
filed 1996-12-17
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549
                     ---------
                     FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
7,579,640 shares outstanding as of December 9, 1996.

                      TABLE OF  CONTENTS


PART I - FINANCIAL INFORMATION
                                                            Page

Condensed Consolidated Balance Sheets
 November 2, 1996, October 28, 1995, and
 February 3, 1996                                             3

Condensed Consolidated Statements of  Operations
 Thirteen and Thirty-Nine Weeks Ended November 2, 1996 and
 October 28, 1995                                             4

Condensed Consolidated Statements of Cash Flows
 Thirty-Nine Weeks Ended November 2, 1996 and
 October 28, 1995                                             5

Notes to Condensed Consolidated Financial Statements	         6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                          7


PART II - OTHER INFORMATION                                  None

SIGNATURES                                                   10


                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED
                                           November 2,  October 28, February 3,
                                               1996        1995        1996

                                            (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                   $ 9,803    $ 6,548     $ 7,272
  Merchandise inventories                      22,190     12,437      10,328
  Prepaid expenses and other current assets     3,758      1,888       3,043
  Net assets of discontinued operations             -      6,327       3,584

    Total current assets                       35,751     27,200      24,227

Property, plant and equipment - net            17,758     11,622      12,994

Other assets                                       81         50          55

    Total Assets                              $53,590    $38,872     $37,276

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                      $10,135    $ 7,191     $ 5,283
  Accrued expenses and taxes                    5,065      5,237       4,913
  Net liabilities of discontinued operations    3,435          -           -

   Total current liabilities                   18,635     12,428      10,196

Commitments and contingencies                      -           -           -

Stockholders' equity:
  Preferred stock-authorized 1,000,000,
   500,000 and 1,000,000 shares, par
   value $.001, $1.00 and $.001,
   respectively, (none issued)                     -           -           -
  Common stock-authorized 15,000,000,
   10,000,000 and 15,000,000 shares,
   par value $.001, $.10 and $.001,
   issued 8,503,901, 6,292,701 and
   6,300,401 shares, respectively                   8        629           6
  Capital in excess of par value               43,064     26,294      26,955
  Retained earnings                            (4,325)     3,313       3,911

                                               38,747     30,236      30,872
  Less treasury stock, at cost, 924,261
   shares                                       3,792      3,792       3,792

   Total stockholders' equity                  34,955     26,444      27,080

  Total Liabilities and Stockholders' Equity  $53,590    $38,872     $37,276

    See accompanying notes to Condensed Consolidated Financial Statements.

                                            -3-


              NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    (In thousands except per share amounts)

                                  UNAUDITED

                                       Thirteen Weeks Ended   Thirty-Nine Weeks Ended

                                      November 2, October 28, November 2, October 28,
                                         1996        1995        1996        1995


Net sales                              $11,845     $ 6,288     $30,489     $13,508

Costs and expenses:
 Cost of product sold including
  buying and warehousing costs           7,241       4,122      19,253       8,784
 Selling and administrative expenses     7,296       4,855      20,127      10,563
 Provision for restructured operations       -         500           -         500
                                        14,537       9,477      39,380      19,847

 Operating loss                         (2,692)     (3,189)     (8,891)     (6,339)

 Interest income                           233         229         684         501
 Interest expense                           (9)        (10)        (29)        (32)

Loss from continuing operations
 before income taxes                    (2,468)     (2,970)     (8,236)     (5,870)

Income taxes (benefit)                       -           -           -           -

Net loss from continuing operations     (2,468)     (2,970)     (8,236)     (5,870)

Discontinued operations:
  Loss from discontinued operations,
  net of income tax benefit of $-0-
  and $-0- respectively                      -           -           -      (1,914)

  Loss on disposal of discontinued
  operations including operating
  loss of $8,907 during the
  disposal period (including income
  taxes of $1,602)                           -           -          -       (7,145)

Net loss from discontinued operations        -           -          -       (9,059)

Net loss                               $(2,468)    $(2,970)    $(8,236)   $(14,929)

Net loss per share:

Continuing operations                  $  (.33)    $  (.55)    $ (1.10)   $  (1.11)
Discontinuing operations                     -           -           -       (1.71)

Net loss per share                     $  (.33)    $  (.55)    $ (1.10)   $  (2.82)

Average shares outstanding               7,574       5,356       7,457       5,302

     See accompanying notes to Condensed Consolidated Financial Statements



               NOODLE KIDODOLE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS

                             UNAUDITED
                                                      Thirty-nine Weeks Ended
                                                      November 2, October 28,
                                                         1996         1995

                                                          (In thousands)


Cash flows from operating activities:
 Net loss from continuing operations                   $(8,236)     $(5,870)
 Adjustments to reconcile to net cash provided
  (used):
  Depreciation                                           1,315          648
  Restructuring charge non-cash-portion                      -          500
  Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                            (11,862)      (8,107)
    Prepaid expenses, taxes and other current assets      (715)       1,092
    Trade accounts payable, accrued expenses and other   5,615        4,756

      Net cash (used in) continuing operations         (13,883)      (6,981)

 Net loss from discontinued operations                       -       (9,059)
 Adjustments to reconcile to net cash provided (used):
  Depreciation                                               -          286
  Provision for doubtful accounts                            -          581
  Deferred income taxes                                      -        1,602
  Decrease (increase) in non-cash working capital
   accounts and other assets and liabilities             7,019       15,960

      Net cash provided by discontinued operations       7,019        9,370

      Net cash provided by (used in)operating
       activities                                       (6,864)       2,389

Cash flows from investing activities:
 Property additions - continuing operations             (6,690)      (7,118)
 Property additions - discontinued operations                -          (86)
 Other                                                     (26)           -

      Net cash (used in)investing activities            (6,716)      (7,204)

Cash flow from financing activities:
 Proceeds from public offering                          16,009            -
 Proceeds from exercise of employees stock options         102          503
 Reduction in obligations under capital lease                -          (48)

      Net cash provided by financing activities         16,111          455

Net increase (decrease) in cash and cash equivalents     2,531       (4,360)
Cash and cash equivalents - beginning of year            7,272       10,908

Cash and cash equivalents - end of period              $ 9,803      $ 6,548


    See accompanying notes to Condensed Consolidated Financial Statements

      NOODLE KIDOODLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  UNAUDITED

NOTE 1:
 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist primarily of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended February 3, 1996.

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


NOTE 3:
 Income tax provisions are based on estimated annual effective tax rates. The loss from continuing operations for the periods ended November 2, 1996 and October 28, 1995 provided no tax benefit.


NOTE 4:
 On August 30, 1995 the Company adopted a formal plan to discontinue its wholesale business segment

	The operations and net assets of the wholesale business segment are being accounted for as a discontinued operation, and accordingly, its operating results and net assets are reported in this manner in all periods presented in the accompanying unaudited condensed consolidated financial statements. Revenues from such operations were $8.7 million for the thirteen weeks ended
October 28, 1995 and $50.6 million for the corresponding thirty-nine week period.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended November 2, 1996 Compared With
    Thirteen Weeks Ended October 28, 1995


Continuing Operations

Net sales increased $5.6 million to $11.9 million in the thirteen week period ended November 2, 1996 from $6.3 million in the comparable period in the prior year, primarily due to the addition of 13 new stores, of which three opened in the fourth quarter of last year and ten opened in the first nine months of the current year. The Company operated 28 Noodle Kidoodle stores and one Playworld store at November 2, 1996 compared to fifteen Noodle Kidoodle stores, two Playworld stores, and two Toy Park stores at October 28, 1995. The Company closed one Playworld store and two Toy Park stores in the first half of the current year.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased $2.4 million to $4.6 million in the thirteen week period ended November 2, 1996 from $2.2 million in the comparable period in the prior year. Gross profit, as a percentage of net sales ("gross profit percentage"), increased to 38.9% in the third quarter ended November 2, 1996 from 34.4% in the comparable period in the prior year. This improvement was primarily due to the leveraging of buying and warehousing costs and favorable merchandise cost comparisons in the Playworld division.

Selling and administrative expenses increased $2.4 million to $7.3 million in the thirteen week period ended November 2, 1996 from $4.9 million in the comparable period in the prior year. These increases resulted from higher direct store expenses of $2.2 million as a result of increases in the store base and from higher home office costs of $.6 million reflecting the infrastructure that has been put into place since the end of the second quarter of last year, offset by lower net advertising expenses. Selling and administrative expenses, as a percent of net sales, decreased to 61.6% in the thirteen week period ended November 2, 1996 from 77.2% in the comparable period in the prior year. The decrease resulted primarily from the leveraging of direct store expenses, home office and advertising expenses over a larger store base in the current quarter.

Net loss from continuing operations decreased $.5 million to $2.5 million ($.33 per share) in the period ended November 2, 1996 from $3.0 million ($.55 per share) in the comparable period in the prior year. The prior year's figure includes a provision for restructured operations of $.5 million. There are no tax benefits provided in either period.

           Thirty-Nine Weeks Ended November 2, 1996
    Compared with Thirty-Nine Weeks Ended October 28, 1995


Continuing Operations

Net sales increased $17.0 million to $30.5 million in the thirty-nine week period ended November 2, 1996 from $13.5 million in the comparable period in the prior year, primarily due to the addition of 13 new stores, of which three opened in the fourth quarter of last year, and ten opened through November 2, 1996. The Company operated 28 Noodle Kidoodle stores and one Playworld store at November 2, 1996, compared to fifteen Noodle Kidoodle stores, two Playworld stores, and two Toy Park stores at October 28, 1995. The Company closed one Playworld store and two Toy Park stores in the first half of the current fiscal year.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased $6.5 million to $11.2 million in the thirty-nine week period ended November 2, 1996 from $4.7 million in the comparable period in the prior year. Gross profit as a percent of net sales ("gross profit percentage") increased to 36.9% in the current nine-month period from 35.0% in the comparable period in the prior year, primarily due to the leveraging of buying costs and lower merchandising costs and favorable merchandise cost comparison in the Playworld division. Warehousing costs were flat compared to last year. The Noodle Kidoodle stores were serviced by their own warehouse in the current period, however, the warehouse was shared with the discontinued wholesale business in the comparable period in the prior year.

Selling and administrative expenses increased $9.6 million to $20.1 million in the thirty-nine week period ended November
2, 1996 from $10.5 million in the comparable period in the prior year. These increases resulted primarily from higher direct store expenses of $7.1 million due to increases in the store base and from higher home office costs of $2.3 million reflecting the infrastructure that has been put into place since the end of the second quarter of last year. Selling and administrative expenses as a percent of net sales decreased to 66.0% in the thirty-nine week period ended
November 2, 1996 from 78.2% in the comparable period in the prior year. The decrease resulted primarily from leveraging of direct store expenses, home office and net advertising expenses over a larger store base and in the current year.

Net loss from continuing operations increased $2.4 million to $8.2 million ($1.10 per share) in the nine-month period ended November 2, 1996 from $5.8 million ($1.11 per share) in the comparable period in the prior year. The prior year's figure includes a provision for restructured operations of $.5 million. There are no tax benefits provided in either period.

Net loss from discontinued operations was $9.1 million ($1.71 per share) in the thirty-nine week period ended October 28, 1995. The discontinued operations represents the Company's wholesale operation which was closed effective August 30, 1995.


Liquidity and Capital Resources

During the thirty-nine week period ended November 2, 1996 the Company used $13.9 million of cash flows for operating activities of the continuing operations primarily to fund the net loss of $8.2 million and an increase in working capital requirements of $7.0 million due to increases in the store base and buildup of inventory for the holiday season, partially offset by depreciation of $1.3 million. The discontinued operations generated $7.0 million of cash flows primarily from the sale of the Farmingdale facility. The Company also used cash to fund investing activities of $6.7 million primarily for the purchase of fixed assets for new stores. In February 1996, the Company completed a secondary stock offering of 2.2 million shares of common stock, which provided $16.0 million in cash. As a result of the foregoing, cash and cash equivalents increased during the period by $2.5 million.

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


                                   NOODLE KIDOODLE, INC.
                                   (Registrant)


Date:  December 16, 1996           STANLEY GREENMAN
                                   Stanley Greenman, Chairman
                                   of the Board, Chief
                                   Executive Officer, and
                                   Treasurer
                                   (Principal Executive
                                    Officer)

Date:  December 16, 1996           KENNETH S. BETUKER
                                   Kenneth S. Betuker
                                   Vice President, Chief
                                   Financial Officer
                                   (Principal Financial and
                                    Accounting Officer)