Form 10-K
period 1997-02-01
NOODLE KIDOODLE INC
filed 1997-05-02
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

               For the fiscal year ended February 1, 1997

                   Commission file number 1-6083

                        NOODLE KIDOODLE, INC.
       (Exact Name of Registrant as Specified in Its Charter)

            Delaware                          11-1771705
(State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)           Identification No.)

   105 Price Parkway, Farmingdale, NY           11735
(Address of Principal Executive Offices)      (Zip Code)

Registrant's telephone number,
including area code                         (516)-293-5300

Securities registered pursuant to Section 12 (b) of the Act:

                                          Name of Each Exchange
      Title of Each Class                  on Which Registered
Common Stock, $.001 par value             NASDAQ National Market

Securities registered pursuant to Section 12 (g) of the Act:

                              NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 1, 1997 was $23,212,648 based on the closing of same stock on that date.

The number of shares of common stock outstanding as of April 1, 1997 was 7,579,640.

Documents Incorporated by reference: Certain portions of Registrant's definitive proxy statement with respect to its 1997 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A under the Securities Exchange Act of 1934, with the Commission within 120 days of the close of Registrant's fiscal year ended February 1, 1997 are incorporated by reference into Part III of this report.

                       TABLE OF CONTENTS

                                                         Page
                            PART I


Item 1. Business                                           4
Item 2. Properties                                         7
Item 3. Legal Proceedings                                  8
Item 4. Submission of Matters to a Vote of
        Security Holders                                   8


                            Part II

Item 5. Market for Registrant's Common Stock and
        Related Stockholders' Matters                      8
Item 6. Selected Financial Data                            9
Item 7. Management's Discussion and Analysis
        of Financial Condition and Results of              11
        Operations
Item 8. Financial Statements and Supplementary Data        17
Item 9. Changes in and Disagreements with
        Accountants on Accounting and Financial
        Disclosure                                         17


                            PART III

Item 10. Directors and Executive Officers of
         the Registrant                                    17
Item 11. Executive Compensation                            17
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                             17
Item 13. Certain Relationships and Related
         Transactions                                      17


                            PART IV

Item 14. Exhibits, Financial Statements,
         Schedules and Reports on Form 8-K                 18

                          PART I

ITEM 1.  BUSINESS.

(a)  General

Noodle Kidoodle, Inc., a Delaware corporation (the "Company" or "Registrant") is a specialty retailer of a broad assortment of educationally oriented, creative and non-violent children's products, including toys, books, games, video and audio tapes, computer software, crafts and other learning products.

The Company was founded in 1946 and, doing business under its former name Greenman Bros. Inc., engaged in the retail toy business as well as the wholesale distribution of general merchandise, with an emphasis on toys, stationery and housewares. During the 1980s, the Company operated a number of retail toy stores, including a chain of 330 stores under the Circus World name located principally in shopping malls in approximately 30 states. The Company sold the Circus World stores in Fiscal 1991 but continued to operate a number of retail toy stores under the Playworld name. The Company opened its first Noodle Kidoodle store in November 1993, and opened three additional Noodle Kidoodle stores in Fiscal 1995. During Fiscal 1996, management determined that the Company should focus exclusively on its retail business by expanding and developing the Noodle Kidoodle retail concept. Accordingly, in August 1995, the Company adopted a new business plan and ceased operating its wholesale division. The Company, in December 1995, changed its name from Greenman Bros. Inc. to Noodle Kidoodle, Inc. and, in January 1996, changed its jurisdiction of incorporation to Delaware.

The Company operated 31 Noodle Kidoodle stores at the close of the fiscal year ended February 1, 1997 ("Fiscal 1997") located in New York, New Jersey, Connecticut and the Boston, Chicago, and Detroit metropolitan areas. The Company also operated one other retail toy store under the Playworld name. The Company plans to close the one remaining Playworld retail store as soon as certain lease issues are resolved.

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

(c) Narrative Description of Business

Noodle Kidoodle, Inc. is a specialty retailer of a broad assortment of educationally oriented, creative and non-violent children's products. The Noodle Kidoodle concept offers something new to parents and children by combining the attractive pricing and larger size of traditional toy stores with the more creative product selection and superior customer service of small boutiques, while providing an entertaining shopping environment through interactive play areas and frequent in-store events.

The Company's stores range from approximately 6,100 to 13,300 square feet and average approximately 10,600 square feet. Each store offers customers a warm and inviting shopping environment with brightly lit spaces, colorful walls, ceilings and carpets, wide aisles for strollers and kid-level seating and product shelving. Each store typically carries approximately 25,000 stock-keeping units ("SKU's"), conveniently displayed in separate merchandise departments, such as "Science & Nature" and "Arts & Crafts", which are identified by eye-catching signs that are visual as well as verbal so that children can understand them. All of the products carried in Noodle Kidoodle stores conform to the Company's creative, non-violent and educational merchandising strategy. The Company generally does not carry mass market television advertised toys. However, in certain product categories, the Company does carry brand name products which fit the Noodle Kidoodle philosophy, such as Crayola, Lego, Playmobil, the full line of Walt Disney video titles and the Goosebumps line of books. The Company purchases merchandise from over 600 suppliers. There is currently one supplier, Star Video Entertainment LP, who represents slightly more than 5% of total purchases.

The Company operated 31 Noodle Kidoodle stores at the end of its 1997 fiscal year, located in New York, New Jersey, Connecticut and the Boston, Chicago and Detroit metropolitan areas. It has opened one store in fiscal 1998 in the Boston metropolitan area and expects to open one additional store in the second half of the year. The Company believes that there are opportunities for nationwide expansion over the longer term.

The Company believes that the following elements are important to its retailing concept:

+ Interactive Shopping Environment - Each Noodle Kidoodle store is designed with children in mind. Each store has designated play areas where children and their parents are encouraged to explore toys and games in keeping with the Company's "try before you buy" philosophy. Among the key interactive features of each store are the Computer Center, "Kidoodle Theater" and the Electronic Learning Center.

+ Broad Assortment of Imaginative Products - Noodle Kidoodle stores offer a broad assortment of products designed to stimulate a child's imagination and contribute to his or her growth and development consistent with the Company's slogan that "Kids learn best when they're having fun." To keep its merchandise mix fresh and exciting, the Company continually seeks innovative new products.

+ In-Store Events - The Company provides without charge frequent in-store events such as personal appearances by authors and children's television personalities, arts and crafts workshops and readings from selected books to provide entertainment to its customers, increase store traffic and position Noodle Kidoodle as a destination store.

+ Superior Customer Service - By providing knowledgeable and friendly customer service and selecting enthusiastic employees who enjoy working with children, the Company believes that it has a competitive advantage over lower-service superstores and mass merchandisers.

+ Targeted Marketing - The Company has created the Noodle Kidoodle Club in order to establish customer loyalty and track repeat customers. The club provides its members advance notice of sales events and special promotions, a bi-monthly newsletter and events calendar, birthday cards sent to children and similar special privileges. The Company also conducts a targeted direct mail marketing program and continuously updates its customer database for this purpose.

+ Competitive Pricing - Noodle Kidoodle offers everyday competitive pricing. Many products are regularly discounted and prices in general are believed to be competitive with those featured by superstores carrying similar lines of merchandise.

Backlog is not considered relevant to an understanding of Registrant's business. Registrant is required to carry substantial amounts of inventory in the months of September through November of each year in order to meet holiday delivery requirements.

Registrant did not have any customers that represented more than 10% of consolidated revenues for the year ended February 1, 1997.

Registrant's business is highly seasonal and approximately 42% of its revenues occur in the fourth quarter.

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

As of February 1, 1997, the Company employed approximately 901 people, approximately 377 of whom were employed full-time. The Company also employs additional part-time personnel during the pre-Christmas season. The Company believes that its relations with its employees are generally good.

The Company has registered several service marks and trademarks with Federal and State authorities, including Noodle Kidoodle (registered trademark), Oodles & Oodles of Fun Things to Learn (registered trademark), Kidoodle Animation (registered trademark), and the Company's slogan "Kids learn best when they're having fun (registered trademark)." The Company believes it has all licenses necessary to conduct its business.

ITEM 2. PROPERTIES.

The Company leases all of its Noodle Kidoodle stores. Original lease terms generally are for ten years, and many leases contain renewal options. The Company's stores are generally located in either strip centers or mall locations. The 31 stores operating at the end of Fiscal 1997 ranged in size from approximately 6,100 to 13,300 square feet.

The Company currently supports its retail operations with an owned 269,000 square foot distribution center in Phillipsburg, New Jersey. The Company had previously supported its total retail and wholesale operations with three other distribution centers located in Farmingdale, New York, West Haven, Connecticut and Birmingham, Alabama. In conjunction with discontinuing its wholesale operations the Company has ceased operating the Farmingdale and West Haven distribution centers. The Company discontinued the use of the Birmingham center in 1989 and has been sub-leasing the space to third parties since such discontinuance. The Company sold the Farmingdale facility in July 1996. The lease for the West Haven center expired in March 1996. The Company does not believe that disposing of or discontinuing operations in any of these facilities will have a material adverse effect on its operations or financial condition.

At the end of Fiscal 1997, the Company also operated one other retail toy store under the Playworld name which is located in Long Island, New York. This store is leased and is 10,000 square feet. The Company plans to close this store as soon as certain lease issues are resolved.

The Company's executive offices are located at Farmingdale, New
York. The Company has signed a two-year lease, which contains renewal options, and will move its headquarters in June 1997 to Syosset, New York.

Registrant believes that the foregoing facilities are adequate for its present operations and such facilities are maintained in a good state of repair.

See Note 6 (Commitments and Contingencies) of the Notes to
Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

As disclosed last year, the Company was a defendant in a purported plaintiffs' class action filed in August 1995, in the United States District Court for the Eastern District of New York against Playmobil USA, Inc., a toy manufacturer ("Playmobil"), and against the Company and another retailer, as defendant class representatives of a purported class of those toy retailers nationwide selling products manufactured by Playmobil. The case was later consolidated with two others pending against Playmobil. On October 23, 1996, plaintiffs filed an Amended Complaint dropping the Company as a defendant, but naming it and three other retailers as "Co-conspirators who were induced to participate and did participate in an alleged price fixing scheme organized by Playmobil." No damages or other forms of relief are requested against the Company. These developments confirm the Company's earlier view that this litigation was not material to the Company.

Except as set forth above, the Company is not a party to any legal proceedings other than claims and lawsuits arising in the normal course of its business which, in the opinion of the Company's management, are not individually or in the aggregate material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

   None

                          PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDERS' MATTERS.

The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "NKID". Until December 13, 1995, the Common Stock was traded on the American Stock Exchange under the symbol "GMN". The following table sets forth, for the periods indicated, the high and low sales prices per share for the Common Stock for each of the fiscal quarters indicated for Fiscal 1997 and February 3, 1996 ("Fiscal 1996").

                                  High      Low

Fiscal 1997
     First Quarter              $ 9.50    $ 6.25
     Second Quarter               8.63      5.88
     Third Quarter                8.00      5.38
     Fourth Quarter               7.25      3.00

Fiscal 1996
     First Quarter                 5.44     4.00
     Second Quarter               11.63     5.06
     Third Quarter                14.63     9.25
     Fourth Quarter               15.00     8.25

As of February 1, 1997 there were approximately 623 holders of record of Common Stock.

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


ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data presented below reflects the consolidated results of operations, financial condition and operating data of the Company for the periods indicated, after giving retroactive effect to the Company's discontinued wholesale business segment. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The consolidated financial data for the fifty-two weeks ended February 1, 1997, fifty-three weeks ended February 3, 1996, and the fifty-two weeks ended January 28, 1995, January 29, 1994, and January 30, 1993 are derived from the consolidated financial statements of the Company which have been audited by Janover Rubinroit, LLC, independent certified public accountants.

                                                  Fiscal Years Ended
                            February 1,  February 3,  January 28,  January 29, January 30,
                               1997         1996         1995         1994         1993
                            (52 weeks)   (53 weeks)   (52 weeks)   (52 weeks)   (52 weeks)
                                       (In thousands except for per share data)


STATEMENT OF OPERATIONS DATA:

 Net sales                   $59,410      $32,143      $23,308      $20,712      $18,250

 Net income (loss) from:
  Continuing operations       (7,492)      (5,272)      (4,490)      (1,180)        (425)
  Discontinued operations          -       (9,059)       1,096        1,889        2,226

    Net income (loss)        $(7,492)     $(14,331)    $(3,394)     $   709      $ 1,801

 Net income (loss) per share
  from:
  Continuing operations      $ (1.00)     $  (.99)     $  (.86)     $  (.22)     $  (.08)
  Discontinued operations          -        (1.70)         .21          .35          .40

    Net income (loss)
     per share               $ (1.00)     $ (2.69)     $  (.65)     $   .13      $   .32

 Weighted average shares out-
  standing                     7,488        5,320        5,220        5,338        5,575

BALANCE SHEET DATA:

 Working Capital             $16,819      $14,031      $35,667      $39,810      $40,212
 Total assets                 51,036       37,276       48,042       49,629       50,296
 Stockholders' equity         35,699       27,080       40,870       44,064       45,212
 Long term debt obligations      753            -            -            -            -
 Dividends per common share        -            -            -            -            -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal Year Ended February 1, 1997 Compared to
Fiscal Year Ended February 3, 1996

Continuing Operations

Net sales increased a total of 85.0% to $59.4 million in Fiscal 1997 from $32.1 million in Fiscal 1996. Noodle Kidoodle sales increased $30.0 million or 108.3% to $57.7 million in Fiscal 1997 from $27.7 million in the prior year, primarily due to the addition of thirteen Noodle Kidoodle stores during Fiscal 1997. Other retail sales decreased 61.4% to $1.7 million in Fiscal 1997 from $4.4 million in the prior year, primarily as a result of the closing of one Playworld store and two Toy Park stores in the first half of Fiscal 1997. Comparable store sales were virtually flat. The Company operated 31 Noodle Kidoodle stores and one Playworld store at February 1, 1997 compared to 18 Noodle Kidoodle stores, two Playworld stores and two Toy Park stores at February 3, 1996. Fiscal 1997 contained 52 weeks compared to 53 weeks in Fiscal 1996. Sales for the extra week in Fiscal 1996 represented 1.7% of annual sales.

Gross profit (derived from net sales less cost of products sold, which includes buying and warehousing costs) increased 86.2% to $22.9 million for Fiscal 1997 from $12.3 million in Fiscal 1996. Overall gross profit as a percentage of net sales ("gross profit percentage") increased to 38.5% in Fiscal 1997 from 38.3% in Fiscal 1996. The increase in gross profit percentage was primarily attributable to the increased sales volume at Noodle Kidoodle stores, which generated higher margins, offset by decreased sales and margins at the other retail stores. Gross profit percentage at Noodle Kidoodle stores increased to 38.5% in Fiscal 1997 from 37.9% in the prior year, primarily as a result of leveraging buying costs (including the salaries and related expenses of the Company's buyers) partially offset by increases in the cost of merchandise. Warehousing costs, which contain some fixed elements remained flat and did not rise commensurately with the increased sales levels. Gross margin in the other retail stores decreased to 36.5% in Fiscal 1997 from 40.7% in the prior year, primarily due to markdowns taken to liquidate inventories in three stores that were closed in the first half of Fiscal 1997 offset by lower buying and warehousing costs.

Selling and administrative expenses, excluding the provision for restructuring in Fiscal 1996, increased 75.7% to $31.1 million in Fiscal 1997 from $17.7 million in the prior year. These increases resulted primarily from; higher direct store expenses, which increased $9.1 million due to changes in the store base; non-recurring charges of $.6 million for upgrading the stores' point of sale system and a provision for severance costs related to a

20% administrative staff reduction; and higher home office expenses. Selling and administrative expenses as a percentage of net sales decreased to 52.4% in Fiscal 1997 from 55.0% in the prior year, primarily as a result of increased sales due to an increased store base.

Provision for restructured operations was $.5 million in Fiscal 1996 related to the closing of certain other retail stores. This included losses from store operations from the date of announcement until closing, employee severance costs, estimated lease liabilities, loss on liquidation of inventories and disposition of assets and other related restructuring costs.

Net loss from continuing operations increased 41.5% to $7.5 million ($1.00 per share) in Fiscal 1997 from $5.3 million ($.99 per share) in the prior year. The net loss in both Fiscal 1997 and Fiscal 1996 did not include tax benefits. At February 1, 1997, the Company had approximately $18.0 million of net operating loss carryforwards.

Discontinued Operations

In Fiscal 1997 the Company's discontinued operations had no sales. No income or loss was recognized from these operations in Fiscal 1997.

Net sales were $51.9 million in Fiscal 1996.

Operating loss before provision for discontinued operations was $1.9 million in Fiscal 1996.

Provision for loss on disposal of discontinued operations was $7.1 million in Fiscal 1996 related to the disposal of the wholesale business, including the estimated losses through the disposal period and the anticipated sale of two of the Company's distribution centers, net of income tax expense of $1.6 million.

Net loss from discontinued operations was $9.1 million ($1.70 per share) in Fiscal 1996 including the $7.1 million ($1.34 per share) provision for loss on disposal of discontinued operations.

Fiscal Year Ended February 3, 1996 Compared to
Fiscal year Ended January 28, 1995

Continuing Operations

Net sales increased a total of 37.8% to $32.1 million in Fiscal 1996 from $23.3 million in the fiscal year ended January 28, 1995 ("Fiscal 1995"). Noodle Kidoodle sales increased $21.3 million or 332.8% to $27.7 million in Fiscal 1996 from $6.4 million in the prior year, primarily due to the addition of fourteen Noodle Kidoodle stores during Fiscal 1996. Other retail sales decreased 74.0% to $4.4 million in Fiscal 1996 from $16.9 million in the prior year, primarily as a result of the closing of six Playworld stores during January 1995. The Company operated 18 Noodle

Kidoodle stores, two Playworld stores and two Toy Park stores at February 3, 1996, compared to four Noodle Kidoodle stores, two Playworld stores and two Toy Park stores at January 28, 1995. Fiscal 1996 contained 53 weeks compared to 52 weeks in Fiscal 1995. Sales for the extra week represented 1.7% of annual sales.

Gross profit (derived from net sales less the cost of products sold, which includes buying and warehousing costs) increased 73.2% to $12.3 million for Fiscal 1996 from $7.1 million in Fiscal 1995. Overall gross profit percentage increased to 38.3% in Fiscal 1996 from 30.5% in Fiscal 1995. The increase in gross profit percentage was primarily attributable to increased sales volume at Noodle Kidoodle stores, which generated higher margins than the Playworld stores and an increase in gross profit percentage in the remaining other retail stores. Gross profit percentage at Noodle Kidoodle stores increased to 37.9% in Fiscal 1996 from 37.2% in the prior year, primarily as a result of the fact that buying costs (including the salaries and related expenses of the Company's buyers) and certain warehousing costs contain some fixed elements and therefore did not rise commensurately with increased sales levels. The improvement in buying and warehousing costs was partially offset by an increase in the cost of merchandise. Gross profit percentage in the other retail stores increased to 40.7% in Fiscal 1996 from 28.0% in the prior year, primarily due to a greater sales contribution by higher margin Toy Park stores and a higher mix of lower margin merchandise in Fiscal 1995.

Selling and administrative expenses, excluding the provision for restructuring, increased 63.9% to $17.7 million in Fiscal 1996 from $10.8 million in the prior year, primarily as a result of changes in the store base. Selling and administrative expenses at Noodle Kidoodle stores increased to $13.7 million in Fiscal 1996 from $3.2 million in the prior year, primarily as a result of higher direct store expenses, which increased by $6.8 million, higher advertising expenses, which increased by $2.2 million, and higher home office expenses. This increase was offset by a decrease in selling and administrative expenses at the other retail stores to $1.7 million in Fiscal 1996 from $5.3 million in the prior year, principally attributable to a decrease in direct store expenses as a result of the closing of six Playworld stores at the end of Fiscal 1995. Selling and administrative expenses as a percentage of net sales increased to 55.0% in Fiscal 1996 from 46.3% in the prior year. The primary factors in the increase were the higher operating costs of the Noodle Kidoodle stores and increased home office expenses resulting from the Company's rapid expansion program.

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

Operating loss decreased 22.4% to $5.9 million in Fiscal 1996 from $7.6 million in the prior year. Excluding restructuring charges, the loss from operations would have been $5.4 million for the period ended February 3, 1996 compared to $3.7 million in the prior year.

Net loss from continuing operations increased 17.8% to $5.3 million ($.99 per share) in Fiscal 1996 from $4.5 million ($.86 per share) in the prior year. Excluding restructuring charges, the net loss would have been $4.8 million ($.90 per share) in Fiscal 1996 compared to $2.2 million ($.41 per share) in the prior year. The net loss in Fiscal 1996 included no tax benefit while the prior fiscal year included a tax benefit of $2.8 million. At February 3, 1996, the Company had approximately $15.0 million of net operating loss carryforwards. The additional week in the Fiscal 1996 year had no material impact on the net loss from continuing operations.

Discontinued Operations

Net sales decreased 54.2% to $51.9 million in Fiscal 1996 from $113.2 million in the prior year. This decrease resulted primarily from discontinuance of the wholesale business, effective August 30, 1995.

Operating loss before provision for discontinued operations was $1.9 million in Fiscal 1996 compared to operating income of $1.8 million for the comparable period in the prior year.

Provision for discontinued operations represents a loss of $7.1 million related to the disposal of the wholesale business, including estimated losses through the disposal period and the anticipated sale of two of the Company's distribution centers, net of income tax expense of $1.6 million.

Net loss from discontinued operations was $9.1 million ($1.70 per share) in Fiscal 1996 including the $7.1 million ($1.34 per share) provision for discontinued operations, as compared to net income of $1.1 million ($.21 per share) for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years the Company satisfied the cash requirements for its continuing retail operations principally through the sale of securities, cash flows from discontinued wholesale operations and internal cash balances. These cash requirements principally include operating losses, working capital requirements and expenditures for new store openings.

                                              Fiscal Years Ended
                                        1997         1996         1995
                                                (In thousands)

Net cash provided by (used in)
 Operating activities:
  Continuing operations               $ (9,438)    $(7,281)     $(1,466)
  Discontinued operations               (1,585)     12,128        9,066
 Investing activities                   (1,798)     (8,960)      (2,472)
 Financing activities                   16,882         477           16_

Net increase (decrease) in cash
 and cash equivalents                    4,061      (3,636)       5,144
Cash and cash equivalents -
 beginning of year                       7,272      10,908        5,764
Cash and cash equivalents -
 end of year                          $ 11,333     $ 7,272      $10,908


During Fiscal 1997, the Company generated $16.9 million of cash from financing activities, principally from the sale of new Common Stock, the net proceeds of which were approximately $16.0 million. Net cash used in investing activities was $1.8 million, composed of property additions for new stores and for upgrading the stores' point-of-sale computer system, which together totaled $9.4 million, offset by $7.6 million of proceeds from the sale of property from discontinued operations. Cash was also used to fund $9.4 million of cash requirements for continuing operations, attributable to a net loss of $7.5 million and increased working capital needs of $4.2 million due to new store openings and increased inventory levels, offset by non-cash charges of $2.3 million. Inventory increased from $10.3 million at February 3, 1996 to $17.3 million at February 1, 1997, primarily resulting from new store openings. As a result of the foregoing, cash and cash equivalents increased during the year by $4.1 million.

During Fiscal 1996, the Company generated $12.1 million of cash from discontinued operations, primarily attributable to reductions in inventory and other working capital of $20.4 million and $.8 million of non-cash charges offset by a net loss of $9.1 million, which included a $7.1 million provision for the discontinuance of the wholesale operations. This cash was used primarily to fund $7.3 million of cash requirements for continuing retail operations, attributable to increases in working capital needs of $3.5 million due to new store openings and increased inventory levels as well as a net loss of $5.3 million. Inventory increased from $4.3 million at January 28, 1995 to $10.3 million at February 3, 1996 primarily as a result of new store openings. The Company also used cash to fund investing activities of $9.0 million, primarily for the purchase of fixed assets for new stores. As a result of the foregoing, cash and cash equivalents decreased during the year by $3.6 million.

During Fiscal 1995, the Company generated $9.1 million of cash from discontinued operations, primarily attributable to reductions in working capital of $7.2 million, net income of $1.1 million and $.8 million of non-cash charges. This cash was used primarily to fund $1.5 million of cash requirements for continuing retail operations, attributable to a net loss of $4.5 million offset by decreased working capital needs of $1.7 million. Inventory decreased from $6.3 million at January 29, 1994 to $4.3 million at January 28, 1995 as a result of the closing of six Playworld stores. The Company also used cash and $1.0 million of proceeds received from the sale of marketable securities to fund $4.0 million of property additions, primarily for the purchase of fixed assets for new stores. As a result of the foregoing, cash and cash equivalents increased during the year by $5.1 million.

During the past several fiscal years, the Company did not require any cash borrowings under its $10.0 million revolving credit line, which expired in June 1995. In February 1996 the Company obtained a line of credit from a bank which is unsecured, and provides for maximum outstandings of $10.0 million in short-term loans and letters of credit. The expiration of that line of credit has been extended to May 31, 1997. The Company is currently evaluating financing proposals from several lenders to replace this expiring line of credit. While the Company expects to enter into a new financing agreement prior to the expiration of the current line of credit, there is no assurance that financing will be available in amounts or on terms acceptable to the Company.

The Company expects to fund its near-term cash requirements principally from its existing cash balances. The Company expects to finance its long-term expansion plan principally with externally generated funds, which may include borrowings under future credit facilities, and through the sale of equity, equity-related or debt securities. There can be no assurance that financing will be available in amounts, or at rates or on terms and conditions acceptable to the Company.

The Company anticipates that capital expenditures in Fiscal 1998 will be approximately $1.6 million, primarily to finance new stores.

The Company has available net operating loss carryforwards of approximately $18.0 million for income tax purposes.

Seasonality

The Company's operations are highly seasonal and approximately 42% of its revenues fall within the Company's fourth quarter which coincides with the Christmas selling season. New stores are expected to be opened throughout the year, but generally before the Christmas selling season, which will make the Company's fourth quarter revenues an even greater percentage of the total year's revenues. Operations during the first three quarters are not expected to be profitable for the foreseeable future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the captions "Election of Directors", "Executive Officers", and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated herein by reference to the information set forth under the captions, "Committees, Meetings, and Director Compensation" and "Executive Compensation", excluding the information under the captions "Executive Compensation - Compensation and Stock Option Committee Report on Executive Compensation" and "Executive Compensation - Performance Graph", in the Company's 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Information with respect to security ownership is incorporated herein by reference to the information set forth under the caption "Security Ownership" in the Company's 1997 Proxy
Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to certain relationships and related transactions is incorporated herein by reference to the information, if any, set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.

                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K.

(a) 1. Financial Statements                             Page

       Independent auditor's report                     F-1

       Consolidated balance sheets at February
         1, 1997 and February 3, 1996                   F-2

       Consolidated statements of operations for
         the years ended February 1, 1997,
         February 3, 1996 and January 28, 1995          F-3

       Consolidated statements of stockholders'
         equity for the years ended February 1,
         1997, February 3, 1996 and January 28, 1995    F-4

       Consolidated statements of cash flows for
         the years ended February 1, 1997, February
         3, 1996 and January 28, 1995                   F-5

       Notes to consolidated financial statements       F-6

    2.  Schedules

VIII. Valuation and qualifying accounts (available on request)

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

Shareholders may obtain a copy of any exhibit not contained herein free of charge by writing to Kenneth S. Betuker, Vice
President, Chief Financial Officer and Secretary, Noodle
Kidoodle, Inc., 105 Price Parkway, Farmingdale, New York 11735.

3.  Index to Exhibits

    (a) The following documents are filed as Exhibits to this document:

      Exhibit
      Number    Description of Document

      3.1 Certificate of Incorporation of the Registrant currently in effect, with all amendments thereto
                (Incorporated by reference to Exhibit 3.1 to Registrant's Form S-1 Registration Statement
                (Commission File No. 33-65029), effective
                February 13, 1996)

     3.2       (New York) Certificate of Merger of Noodle
               Kidoodle, Inc., a New York corporation, into
               Noodle Kidoodle, Inc., a Delaware corporation
               (Incorporated by reference to Exhibit 3.2 to Registrant's Form S-1 Registration Statement
               (Commission File No. 33-65029), effective
               February 13, 1996)

     3.3       Agreement and Plan of Merger of Noodle Kidoodle,
               Inc., a New York corporation, and Noodle
               Kidoodle, Inc., a Delaware corporation
               (Incorporated by reference to Exhibit 3.3 to Registrant's Form S-1 Registration Statement
               (Commission File No. 33-65029), effective
               February 13, 1996)

     3.4 By-laws of Registrant (Incorporated by reference to Exhibit 3.4 to Registrant's Form S-1
               Registration Statement(Commission File No. 33-
               65029), effective February 13, 1996)

    3.5       (Delaware) Certificate of Merger of Noodle
              Kidoodle, Inc., a New York corporation into
              Noodle Kidoodle, Inc., a Delaware corporation
              (Incorporated by reference to Exhibit 3.5 to Registrant's Form S-1 Registration Statement
              (Commission File No. 33-65029), effective
              February 13, 1996)

     3.6* Plan of Merger of C.W.P.W., Inc., a Michigan corporation, into Noodle Kidoodle, Inc., a Delaware corporation

     3.7*     Certificate of Ownership and Merger of C.W.P.W.,
              Inc., a Michigan corporation, into Noodle
              Kidoodle, Inc., a Delaware corporation





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

    10.1      Stock Incentive Plan and Outside Directors Stock
              Option Plan, dated April 26, 1994 (Incorporated by reference to Registrant's Form S-8
              Registration Statement (Commission File No. 33-
              82104), effective July 26, 1994 and the exhibits filed therewith)

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

     10.6 Amendment to Outside Directors Stock Option Plan, dated December 13, 1995 (Incorporated by reference to Exhibit 10.6 to Registrant's Form S-
             1 Registration Statement (Commission File No. 33-
             65029), effective February 13, 1996)

     10.7*   Purchase and Sale Agreement - Farmingdale Facility



     11.1*  Computation of Earnings Per Share






     21.1*  Subsidiaries of Registrant

     27.0*  Financial Data Schedule

     (b) The following documents are filed as Schedules to this Document:

     Schedule
     Number        Description of Document

     VIII          Valuation and Qualifying Accounts for the
                   Fiscal Years Ended February 1, 1997, February
                   3, 1996 and January 28, 1995

(b)  Reports on Form 8-K

    None

    * Filed herewith

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NOODLE KIDOODLE, INC.
                                 (Registrant)

April 24, 1997              BY:  /s/Stanley Greenman
                                 Stanley Greenman
                                 Chairman of the Board,
                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


/s/Stanley Greenman              /s/Robin Farkas
Stanley Greenman                 Robin Farkas, Director
Chairman of the Board,
Chief Executive Officer,
and Treasurer                    /s/Lester Greenman
(Principal Executive Officer)    Lester Greenman, Director


/s/Stewart Katz                  /s/Joseph Madenberg
Stewart Katz, President,         Joseph Madenberg, Director
Chief Operating Officer,
Assistant Secretary and Director
                                 /s/Melvin C. Redman
                                 Melvin C. Redman, Director
/s/Kenneth S. Betuker
Kenneth S. Betuker
Vice President,                  /s/Barry W. Ridings
Chief Financial Officer          Barry W. Ridings, Director
and Secretary
(Principal Financial and
Accounting Officer)              /s/Robert Stokvis
                                 Robert Stokvis, Director

                INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Noodle
Kidoodle, Inc.

We have audited the accompanying consolidated balance sheets of Noodle Kidoodle, Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 1997. Our audits also include the financial statement schedule listed in the index at Item 14(a)2.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noodle Kidoodle, Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996 and the results of their operations and cash flows for each of the years in the three year period ended February 1, 1997 in conformity with generally accepted accounting principles. Further, in our opinion, the above referenced financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Janover Rubinroit, LLC

/s/Janover Rubinroit, LLC

Garden City, New York
March 31, 1997


                 NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 February 1, 1997 and February 3, 1996

                                                 February 1, February 3,
                                                    1997        1996
                                             (In thousands except share data)

                                ASSETS

Current assets:
 Cash and cash equivalents                         $11,333    $ 7,272
 Merchandise inventories                            17,318     10,328
 Prepaid expenses and other current assets           2,752      3,043
 Net assets of discontinued operations                   -      3,584

  Total current assets                              31,403     24,227

Property, plant and equipment at cost               23,687     16,535
 Less accumulated depreciation                       4,104      3,541
                                                    19,583     12,994

Other assets                                            50         55

 Total Assets                                      $51,036    $37,276


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt              $    18    $     -
 Trade accounts payable                              5,049      5,283
 Accrued expenses and taxes                          7,092      4,913
 Net liabilities of discontinued operations          2,425          -

  Total current liabilities                         14,584     10,196

Long-term debt                                         753          -

Commitments and contingencies                            -          -

Stockholders' equity:
 Preferred stock-authorized 1,000,000 shares,
  par value $.001 (none issued)                          -          -
 Common stock-authorized 15,000,000 shares,
  par value $.001; issued 8,503,901 and
  6,300,401 shares, respectively                         9          6
 Capital in excess of par value                     43,063     26,955
 Retained earnings (deficit)                        (3,581)     3,911
                                                    39,491     30,872
Less treasury stock, at cost, 924,261 shares         3,792      3,792

  Total stockholders' equity                        35,699     27,080

Total Liabilities and Stockholders' Equity         $51,036    $37,276




The accompanying notes are an integral part of the financial statements.



                         NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Fiscal Years Ended
               February 1, 1997, February 3, 1996 and January 28, 1995

                                            February 1,    February 3,    January 28,
                                               1997           1996           1995
                                              (In thousands except share data)

Net sales                                    $59,410        $32,143        $23,308

Costs and expenses:
 Cost of products sold including
  buying and warehousing costs                36,542         19,825         16,192
 Selling and administrative expenses          31,124         17,680         10,790
 Provision for restructured operations             -            500          3,900
                                              67,666         38,005         30,882

 Operating loss                               (8,256)        (5,862)        (7,574)
Interest income                                  839            633            372
Interest expense                                 (75)           (43)           (75)
 Loss from continuing operations
  before income taxes                         (7,492)        (5,272)        (7,277)
Income taxes (benefit)                             -             -          (2,787)

 Net (loss) from continuing operations        (7,492)        (5,272)        (4,490)

Discontinued operations:
 Income (loss) net of income tax
  expense of $0, $0 and $685, respectively         -         (1,914)         1,096
 Operating loss of $7,305  including gain
  from disposal of assets and income taxes
  of $1,602                                        -         (7,145)             -

 Net income (loss) from discontinued
  operations                                       -         (9,059)         1,096

 Net (loss)                                  $(7,492)      $(14,331)       $(3,394)

Net income (loss) per share:
 Continuing operations                       $ (1.00)      $   (.99)       $  (.86)
 Discontinued operations                           -          (1.70)           .21

 Net (loss) per share                        $ (1.00)      $  (2.69)       $  (.65)

Weighted average shares outstanding        7,487,803      5,320,137      5,220,222








The accompanying notes are an integral part of the financial statements.


                          NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                For the Fiscal Years Ended
                 February 1, 1997, February 3, 1996 and January 28, 1995
                                   (In thousands)
                                     Common Stock  Capital in  Retained   Treasury Stock
                                                    Excess of  Earnings      (at Cost)
                                    Shares  Amount  Par Value  (Deficit)  Shares   Amount

Balance - January 29, 1994          6,119  $  612    $25,608    $21,636     924    $3,792
 Exercise of stock options
  including related tax benefits      169      17        193         --      --        --
 Tender of shares as payment
  for options exercised              (103)    (10)        --         --      --        --
 Net loss for the year                 --      --         --     (3,394)     --        --

Balance - January 28, 1995          6,185     619     25,801     18,242     924     3,792
 Exercise of stock options            115      12        529         --      --        --
 Change in par value of
  common stock                         --    (625)       625         --      --        --
 Net loss for the year                 --      --         --    (14,331)     --        --

Balance - February 3, 1996          6,300       6     26,955      3,911     924     3,792
 Common stock offering, net         2,180       3     16,007          -       -         -
 Exercise of stock options             24       -        101          -       -         -
Net loss for the year                   -       -          -     (7,492)      -         -

Balance - February 1, 1997          8,504  $    9    $43,063    $(3,581)    924    $3,792










The accompanying notes are an integral part of the financial statements.


                         NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Fiscal Years Ended
               February 1, 1997, February 3, 1996 and January 28, 1995
                                  (In thousands)
                                              February 1,     February 3,     January 28,
                                                 1997            1996            1995

Cash flows from operating activities:
 Net loss from continuing operations           $(7,492)        $(5,272)        $(4,490)
 Adjustments to reconcile to net cash
  provided (used):
    Depreciation                                 1,926           1,028             499
    Restructuring charges - non-cash portion         -             500             834
    Loss on disposal of fixtures and equipment     327               -               -
    Decrease (increase) in non-cash                  -               -               -
      working capital accounts:
      Merchandise inventories                   (6,990)         (5,998)          1,989
      Prepaid expenses and other current assets    291             (63)         (1,905)
      Trade accounts payable                      (234)          3,021            (125)
      Accrued expenses and taxes                 2,734            (497)          1,732

 Net cash used in continuing operations         (9,438)         (7,281)         (1,466)

 Net income (loss) from discontinued
  operations                                         -          (9,059)          1,096
 Adjustments to reconcile to net cash
  provided (used):
   Decrease (increase) in non-cash working
   capital accounts and other                   (1,585)         21,187           7,970
 Net cash provided by (used in)
  discontinued operations                       (1,585)         12,128           9,066

 Net cash provided by (used in) operating
  activities                                   (11,023)          4,847           7,600

Cash flows from investing activities:
 Proceeds from sale of securities                    -               -           1,000
 Proceeds from sales of property -
  discontinued operations                        7,594               -               -
 Property additions:
  Continuing operations                         (9,397)         (8,877)         (2,751)
  Discontinued operations                            -             (86)         (1,213)
Other                                                5               3             492

 Net cash used in investing activities          (1,798)         (8,960)         (2,472)

Cash flows from financing activities:
 Proceeds from sale of common stock             16,010               -               -
 Increase in long-term debt                        780               -               -
 Reduction of long-term debt                        (9)            (64)            (64)
 Exercise of employee options                      101             541              80
 Net cash provided by financing
  activities                                    16,882             477              16
 Net increase (decrease) in cash and cash
  equivalents                                    4,061          (3,636)          5,144
 Cash and cash equivalents - beginning of year   7,272          10,908           5,764

 Cash and cash equivalents - end of year       $11,333         $ 7,272         $10,908

Supplemental cash flow information:
 Net cash paid (received) during the year for:
  Interest expense                             $    75         $    43         $    75
  Income taxes, net                                  -          (1,512)            328

The accompanying notes are an integral part of the financial statements.

             NOODLE KIDOODLE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The following summary of the Company's major accounting policies is presented to assist in the interpretation of the financial statements.

Principles of consolidation
The consolidated financial statements include the accounts of the parent company and all subsidiary companies. All significant intercompany balances and transactions are eliminated in consolidation. The Company and its subsidiaries are on a 52-53 week accounting period ending on the Saturday closest to January 31. Fiscal 1997 and 1995 each contained 52 weeks and Fiscal 1996 contained 53 weeks.

Description of business
The Company is a specialty retailer of a broad assortment of educationally oriented, creative and non-violent children's products, including toys, books, games, video and audio tapes, computer software, crafts, and other learning products.

Cash equivalents and short-term investments
All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company places its temporary cash investments in high grade instruments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market.

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

Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Useful lives of other plant and equipment varie among the classifications, but range for buildings and improvements from 10-40 years and for fixtures and equipment from 4-10 years.

Pre-opening expenses
Costs incurred in the opening of new stores are amortized over the first twelve months of operations.

Income taxes
Deferred taxes provided under SFAS No. 109 result principally from temporary differences in depreciation, capitalized inventory costs, restructuring charges, and allowance for doubtful accounts.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Fair value disclosures
The carrying amounts of cash and cash equivalents, other current assets, accounts payable and other current liabilities approximates fair value because of the short term maturity of these instruments. The stated value of long-term debt, including current maturities, approximates fair value.

Accounting changes
Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for The Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The adoption of SFAS No. 121 resulted in no impairment loss required to be recognized for applicable assets of continuing operations.

Effective February 4, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages, but does not require, recognition of compensation expense for all stock-based awards granted to employees. The Company has adopted the disclosure only provisions, and accordingly, no compensation cost has been recognized for the stock option plans. The Company's stock compensation plans are discussed in Note 8.


NOTE 2 - DISCONTINUED OPERATIONS:

On August 30, 1995, the Company adopted a formal plan to discontinue its wholesale business segment. The plan provided for the sale of two of the Company's distribution centers and the disposition through sale or liquidation of substantially all of the operating assets of such segment.

The operations and net assets of the wholesale business segment are being accounted for as a discontinued operation, and accordingly, its operating results and net assets are reported in this manner in all periods presented in the accompanying consolidated financial statements.

In connection with discontinuing its wholesale operations, the Company recorded a provision of $7.1 million in the fiscal quarter ended July 29, 1995 for (i)estimated gains or losses on the sale or liquidation of wholesale assets and (ii) estimated losses until such disposal or liquidation is completed.

Summary of operating results from discontinued operations are as follows:

                                       Fiscal Years Ended
                           February 1,     February 3,     January 28,
                              1997            1996            1995
                                         (In thousands)

Net sales                    $     -        $51,931         $113,194
Gross profit                       -          9,726           24,604
Operating income (loss)            -         (1,914)           1,781
Provision for discontinued
 operations                        -          7,145                -
Net income (loss)                  -         (9,059)           1,096


Net assets of this segment at February 3, 1996 consisted principally of accounts receivable and properties of $5,131,000 less accounts payable accrued expenses and capital lease obligations of $1,547,000. Net liabilities of this segment at February 1, 1997 consisted principally of accounts payable, accrued expenses and capitalized lease obligations of $3,712,000 less accounts receivable and properties of $1,287,000.



NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

                                  Fiscal Years Ended
                              February 1,     February 3,
                                 1997            1996
                                    (In thousands)

Land                             $   272    $   272
Building and improvements          1,665      1,658
Fixtures and equipment            10,735      6,931
Leasehold improvements            11,015      7,674
                                  23,687     16,535

Less accumulated depreciation     (4,104)    (3,541)

                                 $19,583    $12,994

NOTE 4 - ACCRUED EXPENSES AND TAXES:

                                 Fiscal Years Ended
                              February 1,     February 3,
                                 1997            1996
                                    (In thousands)

Payroll and related benefits     $  752         $  468
Rent and occupancy                1,532            512
Insurance                           312            276
Restructuring charges             1,424          1,929
Fixtures and equipment              602            297
Other                             2,470          1,431

                                 $7,092         $4,913


NOTE 5 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                    Fiscal Years Ended
                                 February 1,  February 3,
                                    1997         1996
                                      (In thousands)

Bank credit line                    $  -         $  -

8% unsecured promissory note,
 due in quarterly installments
 through 2016                        771            -

                                     771            -

Less current maturities               18            -

                                    $753         $  -

The Company has an unsecured credit line with a bank which provides for maximum borrowings of $10 million until May 31, 1997, to be used to meet the Company's normal short term working capital needs. Interest on borrowings will be at either the bank's prime rate or at a Eurodollar rate. The Company had no borrowings under this agreement during Fiscal 1997 and 1996. Annual maturities of long-term debt during the next five years are $18,000, $20,000, $21,000, $23,000, and $25,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Minimum annual commitments under non-cancelable leases in effect at February 1, 1997 are as follows:

                                                Sublease
                           Operating             Rental
                             Leases              Income
                                  (In thousands)

1998                       $ 8,243              $   360
1999                         8,833                  150
2000                         8,932                    -
2001                         8,998                    -
2002                         9,125                    -
Thereafter                  42,331                    -

Total minimum obligations  $86,462              $   510

At February 1, 1997, the Company and its subsidiaries were lessees of stores and transportation equipment under various leases. In addition to fixed rents and rentals based on sales, certain of the leases require the payment of taxes and other costs. Some leases include renewal options.

Rental expense (income) for operating leases was as follows:

                                  Fiscal Years Ended
                         February 1,  February 3,  January 28,
                            1997         1996         1995
                                    (In thousands)

Minimum rentals            $ 5,430      $3,089       $1,850
Taxes and other costs        2,115       1,335        1,027
Sublease rentals              (642)       (916)        (953)

                           $ 6,903      $3,508       $1,924

Litigation
Several lawsuits are pending against the Company. In the opinion of management, the Company has meritorious defenses or is covered by insurance, and the Company's liability, if any, when ultimately determined, will not be material.

Employment and consulting agreements
The Company has employment and consulting agreements with certain directors, officers, and employees. Certain agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified performance goals are attained.


NOTE 7 - CAPITAL STOCK:

Common Stock
On February 13, 1996, the Company completed a public offering of 2.18 million shares (including the over allotment option) of common stock at $8.00 per share. Proceeds from the offering, net of commissions and expenses, were approximately $16.0 million. The net proceeds from the offering are being used primarily to finance the Company's store expansion plans as well as for general corporate purposes, including approximately $1.0 million to improve its MIS systems capabilities.

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

Treasury stock
On February 4, 1993, the Company's Board of Directors authorized the repurchase from time to time of up to 500,000 shares of its common stock. The Company purchased 413,600 shares of common stock at an average price of $4.52 per share under this authorization. In April 1995, the Board terminated its stock repurchase program.

NOTE 8 - STOCK OPTIONS:

Stock incentive plan
The Company's Stock Incentive Plan (the "Plan") for key employees and consultants, reserves 500,000 shares of common stock for the issuance of stock options, stock appreciation rights (SAR's), dividend equivalent rights, restricted stock, unrestricted stock and performance shares and is administered by the Compensation and Stock Option Committee (the "Committee") of the Board of Directors of the Company.

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


The following summary sets forth the activity under the Company's stock incentive plans:

                                           Fiscal Years Ended
                                 February 1, 1997      February 3, 1996
                               Shares  Price Range   Shares  Price Range

Outstanding at beginning
 of year                       580,359 $3.50-$13.13  501,459  $3.50-$ 6.50
Granted                        272,000 $5.63-$ 8.00  213,500  $4.56-$13.13
Exercised                      (23,500)$3.50-$ 4.81 (115,100) $4.00-$ 6.50
Terminated                    (198,000)$4.56-$13.13  (19,500) $4.13-$ 6.50
Outstanding at end of
 year                          630,859 $4.13-$13.13  580,359  $3.50-$13.13
Exercisable at end of
 year                          312,609 $4.13-$13.13  298,078  $3.50-$ 6.50
Available for grant at
 end of year                   253,500               279,250

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting For Stock Based Compensation", and, accordingly, no compensation cost has been recognized for the stock option plans.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                          Fiscal Years Ended
                                   February 1,          February 3,
                                      1997                 1996

Expected life (years)                   5                    5
Risk-free interest rate               6.0%                 6.5%
Expected volatility                  45.3%                35.4%
Dividend yield                        0.0%                 0.0%

Had compensation for options granted in Fiscal 1997 and 1996 been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would approximate the pro-forma amounts indicated below (in thousands, except share data).

                                          Fiscal Years Ended
                                   February 1,          February 3,
                                      1997                 1996

Net loss                           $(7,558)             $(14,400)
Net loss per share                   (1.01)                (2.71)

The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future effects. SFAS No. 123 does not apply to awards prior to Fiscal 1996, and additional awards in future years are anticipated.

The weighted average fair value of options granted was $4.09 and $5.17 for Fiscal 1997 and 1996, respectively.

NOTE 9 - TAXES ON INCOME:

Income taxes (benefit) consist of the following:

                                    Fiscal Years Ended
                           February 1,  February 3, January 28,
                              1997         1996        1995
                                     (In thousands)

Current:
  Federal                    $    -      $    -       $(1,429)
  State and local                 -           -             -

                                  -           -        (1,429)
Deferred                          -       1,602          (673)

                                  -       1,602        (2,102)

Discontinued operations           -       1,602           685

Continuing operations        $    -      $    -       $(2,787)

A reconciliation of the statutory federal income tax rate attributable to income (loss) from continuing operations to the effective income tax rate is as follows:

Federal at statutory rates      (34)%      (34)%         (34)%
State and local taxes
  net of federal tax benefits    (4)        (4)           (4)
Losses with no current tax
  benefit                        38         38             -

                                  -%         -%           (38)%

The components of deferred tax assets (liabilities) consist of the following:

                                         Fiscal Years Ended
                                      February 1,  February 3,
                                         1997         1996
                                           (In thousands)

Net operating loss carryforward
 (expires 2012)                         $6,760       $5,742
Capitalizable inventory costs              312          160
Discontinued operations                    992            -
Allowance for doubtful accounts            485          485
Restructured operations and other          778          459

 Gross deferred tax assets               9,327        6,846

Depreciation                              (433)        (126)

 Gross deferred tax liabilities           (433)        (126)

 Net deferred tax assets                 8,894        6,720


Valuation allowance                      8,894        6,720

Net tax assets                          $    -      $    -

Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. Principal items resulting in deferred income tax liabilities or assets are differences in depreciation, inventory valuations, restructuring charges and allowance for doubtful accounts.

As a result of the Company's decision to discontinue the wholesale business segment, the Company has incurred losses for which no current tax benefits are available. Management's decision resulted in a reevaluation of its ability to fully recognize its 1995 deferred tax assets. The provision for income taxes for the year ended February 3, 1996 results primarily from a reduction in net deferred tax assets. For financial reporting purposes, the effective tax rate in Fiscal 1996 represents an increase in the valuation allowance of net deferred tax assets to an amount realizable based upon taxes paid for prior years without relying on future income.


NOTE 10 - EMPLOYEE RETIREMENT PLANS:

The Company has a 401-k savings plan designed to provide additional financial security during retirement by providing eligible employees with an incentive to make regular savings contributions. The Company matches 10% of the first 4% of compensation contributed by the employee.

The Company participates in various multi-employer pension plans. Contributions and costs are determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company does not administer or control the plans. One of the plans covering certain former employees, to which the Company and many other employers made contributions, has been terminated. The Employee Retirement Income Security Act ("ERISA") imposes certain liabilities upon employers who are contributors to a multi-employer pension plan in the event of withdrawal or termination of such a plan. During the year, the Company agreed to settle its liability for approximately $780,000, payable in quarterly installments over 20 years, plus interest at 8% per annum. The liability was provided for in prior periods and was charged to discontinued operations in those periods.


NOTE 11 - INDUSTRY SEGMENTS:

The Company operates substantially in one industry segment which includes the retail sales of children's toys and other products.


NOTE 12 - PROVISION FOR RESTRUCTURED OPERATIONS:

On August 10, 1994, the Company announced the closing of stores operating under the name Playworld Toy Stores and one leased department operation. A provision of $3,900,000 was recorded for restructuring costs representing employee severance costs ($550,000), estimated lease liabilities ($1,050,000), losses on liquidation of inventories ($1,250,000), disposition of fixed assets ($1,000,000) and other related restructuring costs ($50,000). This charge increased the net loss for Fiscal 1995 by $2,340,000, ($.45 per share). The Company provided an additional $500,000 ($.09 per share) in Fiscal 1996 primarily to reflect the closing of one additional store that was not anticipated previously.

NOTE 13 - INTERIM FINANCIAL DATA (UNAUDITED):

                                          First     Second       Third       Fourth
                                         Quarter    Quarter     Quarter     Quarter
                                            (In thousands except per share data)

Fiscal Year Ended February 1, 1997:
  Sales                                  $ 9,113    $ 9,531     $11,845     $28,921
  Gross profit                             3,186      3,446       4,604      11,632
  Net income (loss) - continuing
    operations                           $(2,693)   $(3,075)    $(2,468)    $   744

Net income (loss) per share:             $  (.37)   $  (.41)    $  (.33)    $   .10
Weighted average shares
   outstanding                             7,239      7,558       7,574       7,580

Fiscal Year Ended February 3, 1996:
  Sales                                  $ 3,281    $ 3,939     $ 6,288     $18,635
  Gross profit                             1,162      1,396       2,166       7,594
  Net income (loss):
    Continuing operations                 (1,226)    (1,674)     (2,970)        598
    Discontinued operations                 (840)    (8,219)         --          --
      Net income (loss)                  $(2,066)   $(9,893)    $(2,970)    $   598

  Net income (loss) per share:
    Continuing operations                $  (.23)   $  (.32)    $  (.55)    $   .11
    Discontinued operations                 (.16)     (1.55)         --          --

      Net income (loss) per share        $  (.39)   $ (1.87)    $  (.55)    $   .11
  Weighted average shares
   outstanding                             5,263      5,287       5,356       5,615

The Company's sales are highly seasonal. Income (loss) per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year income (loss) per share amount.

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                      For the Fiscal Years Ended
                         February 1, 1997, February 3, 1996 and January 28, 1995
                                             (In thousands)

     Column A              Column B             Column C            Column D     Column E
                                               Additions
                                             (1)         (2)
                         Balance at      Charged to   Charged to   Deductions   Balance at
                         beginning of    costs and    other                     end of
                         year            expenses     accounts                  year

For estimated losses
in collection:

Year ended February 1,
  1997                   $ 1,277         $     -      $     -      $    -     $ 1,277

Year ended February 3,
  1996                   $   983         $   581      $     -      $  287 (a) $ 1,277

Year ended January 28,
  1995                   $   874         $   250      $     -      $  141 (a) $   983



(a)  Write-offs net of recoveries

All amounts are included in discontinued operations.

EXHIBIT 11.1

                                   NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                                      COMPUTATION OF EARNINGS PER SHARE

                                                  Fiscal Years Ended
                             February 1,  February 3, January 28,  January 29, January 30,
                                1997         1996        1995         1994         1993
                             (52 weeks)   (53 weeks)  (52 weeks)   (52 weeks)   (52 weeks)


(a) Net income (loss)       $(7,491,769) $(14,330,657) $(3,394,364) $  709,487  $1,801,120

(b) Weighted average number
     of shares of common
     stock outstanding during
     year                     7,487,803     5,320,137    5.220,222   5,338,012   5,574,547

Income (loss) per share
 (a/b)                      $     (1.00) $      (2.69) $      (.65) $      .13  $      .32

(c) Incremental shares based
    on the treasury stock
    method for stock options,
    using the average market
    price                       112,631       178,110      141,219      59,673      94,082

(d)Incremental shares based
    on the treasury stock
    method for stock options,
    using the ending market
    price                       112,625       205,168      153,036      82,310      94,082

Income (loss) per common
 and common equivalent
 shares (primary)
 (a/(b+c))                  $      (.99) $      (2.61) $      (.63) $      .13  $      .32

Income (loss) per common
 and common equivalent
 shares assuming full
 dilution (a/(b+d))         $      (.99) $      (2.59) $      (.63) $      .13  $      .32


NOTE:  The inclusion of common stock equivalents were antidilutive in Fiscal 1995, 1996, and 1997 and had no significant dilutive effect on all other years presented, and therefore, were not utilized in the above computation of income (loss) per share.


                             EXHIBIT 21.1
                       SUBSIDIARIES OF REGISTRANT



                                Name(s) Under Which
Name of Subsidiary        Jurisdiction of Incorporation     Subsidiary Does Business

M.Z. Catalog Services,              New  Jersey             M.Z. Catalog Services, Inc.
Inc.





