Form 10-Q
period 1997-05-03
NOODLE KIDOODLE INC
filed 1997-06-17
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             ---------
                             FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997

                          OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the period from __________________ to _________________

                 Commission file number 1-6083


                       NOODLE KIDOODLE, INC.
      (Exact name of Registrant as specified in its charter)

               DELAWARE                            11-1771705
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)                  Identification
                                                     Number)

6801 JERICHO TURNPIKE, SYOSSET, NEW YORK          11791
(Address of Principal Executive Office)        (Zip  Code)


Registrant's Telephone Number, Including Area Code (516) 677-0500

        105 PRICE PARKWAY, FARMINGDALE, NEW YORK  11735
                       (Former Address)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.  YES  X   No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
7,579,640 shares outstanding as of May 22, 1997.

                      TABLE OF  CONTENTS


PART I - FINANCIAL INFORMATION
                                                            Page

Condensed Consolidated Balance Sheets
 May 3, 1997, May 4, 1996 and February 1, 1997                3

Condensed Consolidated Statements of  Operations
 Thirteen Weeks Ended May 3, 1997 and May 4, 1996             4

Condensed Consolidated Statements of Cash Flows
 Thirteen Weeks Ended May 3, 1997 and May 4, 1996             5

Notes to Condensed Consolidated Financial Statements	         6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                          8


PART II - OTHER INFORMATION                                  NONE

SIGNATURES                                                    10



                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED
                                             May 3,      May 4,    February 1,
                                              1997        1996       1997

                                            (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                  $10,398     $18,637     $11,333
  Merchandise inventories                     16,410      12,412      17,318
  Prepaid expenses and other current assets    2,678       3,100       2,752
  Net assets of discontinued operations            -       3,292           -

    Total current assets                      29,486      37,441      31,403

Property, plant and equipment - net           19,351      14,371      19,583

Other assets                                      74          68          50

    Total Assets                             $48,911     $51,880     $51,036

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt       $    18     $     -     $    18
  Trade accounts payable                       5,308       5,773       5,049
  Accrued expenses and taxes                   7,020       5,711       7,092
  Net liabilities of discontinued operations   2,120           -       2,425

   Total current liabilities                  14,466      11,484      14,584

Long-term debt                                   749           -         753

Commitments and contingencies                      -           -           -

Stockholders' equity:
  Preferred stock-authorized 1,000,000
   shares, par value $.001,(none issued)           -           -           -
  Common stock-authorized 15,000,000,
   par value $.001, issued 8,503,901,
   8,480,401 and 8,503,901 shares,
   respectively                                    9           8           9
  Capital in excess of par value              43,063      42,962      43,063
  Retained earnings (deficit)                 (5,584)      1,218      (3,581)

                                              37,488      44,188      39,491

  Less treasury stock, at cost, 924,261
   shares                                      3,792       3,792       3,792

   Total stockholders' equity                 33,696      40,396      35,699

  Total Liabilities and Stockholders' Equity $48,911     $51,880     $51,036












See accompanying notes to Condensed Consolidated Financial Statements.

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED
                                                       Thirteen Weeks Ended
                                                        May 3,       May 4,
                                                         1997         1996

                                               (In thousands, except per share data)

Net sales                                               $15,535      $ 9,113

Costs and expenses:
 Cost of product sold including
  buying and warehousing costs                            9,664        5,927
 Selling and administrative expenses                      7,974        6,100

                                                         17,638       12,027

 Operating loss                                          (2,103)      (2,914)
 Interest income                                            123          231
 Interest expense                                           (23)         (10)

Loss before income tax                                   (2,003)      (2,693)
Income taxes (benefit)                                        -            -

Net loss                                                $(2,003)     $(2,693)

Net loss per share                                      $  (.26)     $  (.37)

Weighted average shares outstanding                       7,580        7,239





































See accompanying notes to Condensed Consolidated Financial Statements

                     NOODLE KIDODOLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                                       Thirteen Weeks Ended
                                                        May 3,       May 4,
                                                         1997         1996

                                                          (In thousands)

Cash flows from operating activities:
 Net loss from operations                              $(2,003)     $(2,693)
 Adjustments to reconcile to net cash provided
  (used):
  Depreciation                                             572          387
  Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                                908       (2,084)
    Prepaid expenses, taxes and other current assets        74          (57)
    Trade accounts payable, accrued expenses and taxes     187        1,288

      Net cash (used in) continuing operations            (262)      (3,159)

  Decrease (increase) in non-cash working capital
   accounts and other of discontinued operations          (305)         292

      Net cash provided by (used in) discontinued
       operations                                         (305)         292

      Net cash (used in)operating activities              (567)      (2,867)

Cash flows from investing activities:
 Property additions                                       (344)      (1,834)
 Other                                                     (20)          57

      Net cash (used in)investing activities              (364)      (1,777)

Cash flows from financing activities:
 Proceeds from public offering                               -       16,009
 Reduction of long-term debt                                (4)           -

      Net cash provided by (used in) financing
       activities                                           (4)      16,009

Net increase (decrease) in cash and cash equivalents      (935)      11,365

Cash and cash equivalents - beginning of period         11,333        7,272

Cash and cash equivalents - end of period              $10,398      $18,637















See accompanying notes to Condensed Consolidated Financial Statements

      NOODLE KIDOODLE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      UNAUDITED

NOTE 1.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist primarily of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended February 1, 1997.

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

NOTE 3.
Income tax provisions are based on estimated annual effective tax rates. The loss for the periods ended
May 3, 1997 and May 4, 1996 provided no tax benefit.

NOTE 4.
Recent Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board released
Statement of Financial Accounting Standards No. 128,
"Earnings per Share" ("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. The Company will adopt the provisions of SFAS 128 in its January 31, 1998 consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share.
Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, the proceeds that would be received upon the conversion of all dilutive options and warrants are assumed to be used to repurchase the Company's common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price is used. The Company expects that the adoption of SFAS 128 will have no material effect upon its reported results.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Thirteen Weeks Ended May 3, 1997 Compared With
             Thirteen Weeks Ended May 4, 1996


Results of Operations

Net sales increased a total of 70.5% to $15.5 million in the thirteen week period ended May 3, 1997 from $9.1 million in the comparable period in the prior year. Sales in Noodle Kidoodle stores increased 89.0% to $15.5 million in the current first quarter from $8.2 million in the comparable period in the prior year. The increase resulted substantially from the addition of 12 new stores, of which 3 opened in the second quarter of last year, 8 opened in the second half of last year and one opened in the first quarter of the current year, coupled with an increase in comparable store sales of 17.5%. The Company had 18 comparable stores at May 3, 1997. Other retail sales decreased 96.0% to $36,000 in the thirteen-week period ended May 3, 1997 from $904,000 in the comparable period in the prior year, primarily due to the closing of one Playworld store in the first quarter of last year and two Toy Park stores in the second quarter of last year. The Company operated 32 Noodle Kidoodle stores and one Playworld store at May 3, 1997 compared to 20 Noodle Kidoodle stores, one Playworld store and two Toy Park stores at May 4, 1996.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased 84.3% to $5.9 million in the first quarter ended May 3, 1997 from $3.2 million in the comparable period in the prior year. Gross profit, as a percentage of net sales ("gross profit percentage"), increased to 37.8% for the thirteen week period ended May 3, 1997 from 35.0% in the comparable period in the prior year. Gross profit percentage at Noodle Kidoodle stores increased to 37.8% in the current quarter from 35.2% in the comparable period in the prior year, primarily due to the leveraging of buying costs (including the salaries and related expenses of the Company's buyers) and warehousing costs. The cost of merchandise remained virtually flat.
Gross profit percentage in the other retail stores decreased to 19.4% in the period ended May 3, 1997 from 32.5% in the comparable period in the prior year, primarily from the closing of two Toy Park stores, which carried higher margins than Playworld stores, in the first half of last year.

Selling and administrative expenses increased $1.9 million to $8.0 million in the thirteen week period ended May 3, 1997 from $6.1 million in the comparable period in the prior year. These increases resulted from higher direct store expenses of $1.8 million as a result of changes in the store base and higher home office expenses. Selling and administrative expenses, as a percent of net sales, decreased to 51.3% in the current quarter ended May 3,1997 from 66.9% in the comparable period in the prior year. The decrease resulted primarily from increased sales due to an increase in store base.

Net loss decreased 25.6% to $2.0 million ($.26 per share) for the quarter ended May 3, 1997 from $2.7 million ($.37 per share) in the comparable period in the prior year. The net loss for both periods ended May 3, 1997 and May 4, 1996 did not include tax benefits.

Liquidity and Capital Resources

During the thirteen week period ended May 3, 1997 the Company's operating activities used $.3 million of cash. This use of cash resulted from the net loss of $2.0 million offset by decreases in working capital of $1.1 million and $.6 million in depreciation. The discontinued operations utilized $.3 million of cash primarily from reductions in current liabilities. The Company also used cash to fund investing activities of $.4 million primarily for the purchase of fixed assets for new stores. As a result of the foregoing, cash and cash equivalents decreased during the period by $.9 million.

The expiration of the Company's $10 million unsecured line of credit with a bank has been extended until June 30, 1997.

The Company has available net operating loss carryforwards of approximately $18 million for income tax purposes.

Seasonality

The Company's operations are highly seasonal and a significant portion of its revenues occur in the fourth quarter which coincides with the Christmas selling season. New stores are expected to be opened throughout the year, but generally before the Christmas selling season, which will make the Company's fourth quarter revenues an even greater percentage of total year's revenues. Operations during the first three quarters are not expected to be profitable for the foreseeable future.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NOODLE KIDOODLE, INC.
                                   (Registrant)


Date:  June 16, 1997               /s/ STANLEY GREENMAN
                                   Stanley Greenman, Chairman
                                   of the Board, Chief
                                   Executive Officer, and
                                   Treasurer
                                   (Principal Executive
                                    Officer)

Date:  June 16, 1997               /s/ KENNETH S. BETUKER
                                   Kenneth S. Betuker
                                   Vice President, Chief
                                   Financial Officer and
                                   Secretary
                                   (Principal Financial and
                                    Accounting Officer)