Form 10-Q
period 1997-08-02
NOODLE KIDOODLE INC
filed 1997-09-15
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
7,579,640 shares outstanding as of September 2, 1997.

                      TABLE OF  CONTENTS


PART I - FINANCIAL INFORMATION
                                                            Page

Condensed Consolidated Balance Sheets
 August 2, 1997, August 3, 1996 and February 1, 1997          3

Condensed Consolidated Statements of  Operations
 Thirteen and Twenty-Six Weeks Ended August 2, 1997
 and August 3, 1996                                           4

Condensed Consolidated Statements of Cash Flows
 Twenty-Six Weeks Ended August 2, 1997 and August 3, 1996     5

Notes to Condensed Consolidated Financial Statements	         6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                          8


PART II - OTHER INFORMATION                                   10

SIGNATURES                                                    12



                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                           August 2,   August 3,  February 1,
                                             1997        1996        1997

                                            (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                  $ 5,946     $18,074     $11,333
  Merchandise inventories                     17,681      14,110      17,318
  Prepaid expenses and other current assets    3,140       3,210       2,752

    Total current assets                      26,767      35,394      31,403

Property, plant and equipment - net           18,851      15,627      19,583

Other assets                                      93          69          50

    Total Assets                             $45,711     $51,090     $51,036

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt       $    18     $     -     $    18
  Trade accounts payable                       5,752       5,251       5,049
  Accrued expenses and taxes                   6,371       4,473       7,092
  Net liabilities of discontinued operations   1,849       4,032       2,425

   Total current liabilities                  13,990      13,756      14,584

Long-term debt                                   744           -         753

Commitments and contingencies                      -           -           -

Stockholders' equity:
  Preferred stock-authorized 1,000,000
   shares, par value $.001,(none issued)           -           -           -
  Common stock-authorized 15,000,000,
   par value $.001, issued 8,503,901,
   8,483,901 and 8,503,901 shares,
   respectively                                    9           8           9
  Capital in excess of par value              43,063      42,975      43,063
  Retained earnings (deficit)                 (8,303)     (1,857)    (3,581)

                                              34,769      41,126      39,491

  Less treasury stock, at cost, 924,261
   shares                                      3,792       3,792       3,792

   Total stockholders' equity                 30,977      37,334      35,699

  Total Liabilities and Stockholders' Equity $45,711     $51,090     $51,036


    See accompanying notes to Condensed Consolidated Financial Statements.


                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED

                                     Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                    August 2,     August 3,       August 2,    August 3,
                                      1997          1996            1997         1996

                                           (In thousands, except per share data)

Net sales                           $13,654       $ 9,531          $29,189      $18,644

Costs and expenses:
 Cost of product sold including
  buying and warehousing costs        8,539         6,085           18,203       12,012
 Selling and administrative expenses
  expenses                            7,948         6,731           15,922       12,831

                                     16,487        12,816           34,125       24,843

 Operating loss                      (2,833)       (3,285)          (4,936)      (6,199)
 Interest income                        137           220              260          451
 Interest expense                       (23)          (10)             (46)         (20)

Loss before income tax               (2,719)       (3,075)          (4,722)      (5,768)
Income taxes (benefit)                    -             -                -            -

Net loss                            $(2,719)      $(3,075)         $(4,722)     $(5,768)

Net loss per share                  $  (.36)      $  (.41)         $  (.62)     $  (.78)

Weighted average shares outstanding   7,580         7,558            7,580        7,399



























      See accompanying notes to Condensed Consolidated Financial Statements

                     NOODLE KIDODOLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                                      Twenty-Six Weeks Ended
                                                       August 2,   August 3,
                                                         1997         1996

                                                          (In thousands)

Cash flows from operating activities:
 Net loss from operations                              $(4,722)     $(5,768)
 Adjustments to reconcile to net cash provided
  (used):
  Depreciation                                           1,207          824
  Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                               (363)      (3,782)
    Prepaid expenses, taxes and other current assets      (388)        (167)
    Trade accounts payable, accrued expenses and taxes     (18)         130

      Net cash (used in) continuing operations          (4,284)      (8,763)

  Decrease (increase) in non-cash working capital
   accounts and other of discontinued operations          (576)       7,616

      Net cash provided by (used in) discontinued
       operations                                         (576)       7,616

      Net cash (used in)operating activities            (4,860)      (1,147)

Cash flows from investing activities:
 Property additions                                       (479)      (4,059)
 Other                                                     (39)         (14)

      Net cash (used in)investing activities              (518)      (4,073)

Cash flows from financing activities:
 Proceeds from public offering                               -       16,009
 Proceeds form exercise of employee stock options            -           13
 Reduction of long-term debt                                (9)           -

      Net cash provided by (used in) financing
       activities                                           (9)      16,022

Net increase (decrease) in cash and cash equivalents    (5,387)      10,802

Cash and cash equivalents - beginning of period         11,333        7,272

Cash and cash equivalents - end of period              $ 5,946      $18,074












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

NOTE 3.
Income tax provisions are based on estimated annual effective tax rates. The loss for the periods ended
August 2, 1997 and August 3, 1996 provided no tax benefit.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended August 2, 1997 Compared With
Thirteen Weeks Ended August 3, 1996


Net sales increased $4.2 million to $13.7 million in the thirteen week period ended August 2, 1997 from $9.5 million in the comparable period in the prior year. Sales from Noodle Kidoodle stores increased $4.6 million to $13.6 million in the second quarter from $9.0 million in the comparable period in the prior year, primarily due to the addition of nine new stores, of which eight opened in the second half of last year and one opened in the first half of the current year, coupled with an increase in comparable store sales of 7.9%. Other retail sales decreased $.4 million to $.1 million in the thirteen week period ended August 2, 1997 from $.5 million in the comparable period in the prior year. The Company operated thirty-two Noodle Kidoodle stores and one Playworld store at August 2, 1997 compared to twenty-three Noodle Kidoodle stores and one Playworld store at August 3, 1996.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased $1.7 million to $5.1 million in the thirteen week period ended August 2, 1997 from $3.4 million in the comparable period in the prior year. Gross profit, as a percentage of net sales ("gross profit percentage"), increased to 37.5% in the second quarter ended August 2, 1997 from 36.2% in the comparable period in the prior year. Gross profit percentage at Noodle Kidoodle stores increased to 37.5% in the current quarter from 36.4% in the comparable period in the prior year, primarily due to the leveraging of buying and warehousing costs and lower merchandise costs.

Selling and administrative expenses increased $1.2 million to $7.9 million in the thirteen week period ended August 2, 1997 from $6.7 million in the comparable period in the prior year. These increases resulted from higher direct store expenses of $1.4 million as a result of changes in the store base, offset by reductions in home office costs of $.1 million and reduced store pre-opening expenses of $.1 million. Selling and administrative expenses, as a percent of net sales, decreased to 58.2% in the thirteen week period ended August 2, 1997 from 70.6% in the comparable period in the prior year. The decrease resulted primarily from the leveraging of home office and advertising expenses over a larger sales base.

Net loss decreased $.4 million to $2.7 million ($.36 per share) in the period ended August 2, 1997 from $3.1 million
($.41 per share) in the comparable period in the prior year.

               Twenty-Six Weeks Ended August 2, 1997
       Compared with Twenty-Six Weeks Ended August 3, 1996


Net sales increased $10.6 million to $29.2 million in the twenty-six week period ended August 2, 1997 from $18.6 million in the comparable period in the prior year. Sales from Noodle Kidoodle stores increased $11.9 million to $29.1 million in the current six month period from $17.2 million in the comparable period in the prior year, primarily due to the addition of nine new stores, of which eight opened in the second half of last year, and one opened in the first half of this year, coupled with an increase in comparable store sales of 12.6%. Other retail sales decreased $1.3 million to $.1 million in the six-month period ended August 2, 1997 from $1.4 million in the comparable period in the prior year, primarily due to the closing of one Playworld store and two Toy Park stores during the first half of last year. The Company operated thirty-two Noodle Kidoodle stores and one Playworld store at August 2, 1997, compared to twenty-three Noodle Kidoodle stores and one Playworld store at August 3, 1996.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased $4.4 million to $11.0 million in the twenty-six week period ended August 2, 1997 from $6.6 million in the comparable period in the prior year. Gross profit as a percent of net sales ("gross profit percentage") increased to 37.6% in the current six-month period from 35.6% in the comparable period in the prior year. Gross profit percentage at Noodle Kidoodle stores increased to 37.7% for the six-month period ended August 2, 1997 from 35.8% in the comparable period in the prior year, primarily due to the leveraging of buying and warehousing costs over a larger sales base. Gross profit percentage in the other retail stores decreased to 21.4% in the six month period ended August 2, 1997 from 32.4% in the comparable period in the prior year, primarily from markdowns taken in the one remaining Playworld store.

Selling and administrative expenses increased $3.1 million to $15.9 million in the twenty-six week period ended August 2, 1997 from $12.8 million in the comparable period in the prior year. These increases resulted from higher direct store expenses of $3.2 million due to changes in the store base, offset by reduced home office and store pre-opening costs of $.1 million. Selling and administrative expenses as a percent of net sales decreased to 54.5% in the twenty-six week period ended August 2, 1997 from 68.8% in the comparable period in the prior year. The decrease resulted primarily from leveraging of home office and advertising expenses over a larger sales base.

Net loss decreased $1.1 million to $4.7 million ($.62 per share) in the six-month period ended August 2, 1997 from $5.8 million ($.78 per share) in the comparable period in the prior year.

Liquidity and Capital Resources

During the twenty-six week period ended August 2, 1997 the Company used $4.9 million of cash in its operating activities, primarily to fund the net loss of $4.7 million and an increase in working capital of $.8 million, offset by $1.2 million of depreciation. Also, $.6 million of cash was used to reduce the net liabilities of discontinued operations. The Company used $.5 million of cash to fund investing activities primarily to purchase fixed assets for new stores. As a result of the foregoing, cash and cash equivalents decreased during the period by $5.4 million.

In June 1997 the Company entered into a $15.0 million, three year revolving credit facility with The CIT Group/Business
Credit, Inc. This facility may be used for direct borrowings and letters of credit, and is secured by the Company's inventory.

The Company has available net operating loss carryforwards of approximately $20.0 million for income tax purposes.


Quarterly fluctuation in results and seasonality.

The timing of new store openings and related pre-opening expenses and the amount of revenue contributed by new stores have caused, and are expected to cause in the future, the Company's quarterly results of operations to fluctuate. In addition, the Company's operations are highly seasonal, a significant portion of a typical store's revenue is generated during the Company's fourth fiscal quarter, which coincides with the Christmas selling season. The Company does not expect to generate positive operating income during the first three fiscal quarters for the foreseeable future.



                Part II - Other Information

Item 4.
Submission of Matters to a Vote of Security Holders:
At the Annual Meeting of Shareholders held July 8,
1997, the following persons were elected as directors of the Company:



         Class 3 Directors:  (until the 2000 meeting)

         Stanley Greenman
         Joseph A. Madenberg


         Class 1 Director:  (until the 1998 meeting)

         Melvin C. Redman

         The following Directors continue in office for the duration of their terms:

         Class 1 Directors:  (until the 1998 meeting)

         Lester Greenman
         Barry W. Ridings


         Class 2 Directors:  (until the 1999 meeting)

         Robin Farkas
         Stewart Katz
         Robert Stokvis


In addition, it was voted and resolved at the Annual Shareholders Meeting of July 8, 1997 to amend the Company's Certificate of Incorporation to reduce the number of Directors to serve on the Board from nine to eight as set forth in the Proxy Statement dated June 2, 1997. The holders of 5,911,160 shares voted in favor of the proposal; the holders of 72,651 shares voted against the proposal; the holders of 19,304 shares abstained from voting on the proposal and the balance of shares were not voted.


Item 6.
Exhibits and Reports on Form 8-K.

(a)  (i) Financing Agreement dated June 27, 1997 between
         Noodle Kidoodle, Inc. and The CIT Group/Business
         Credit, Inc. is attached as an exhibit to this quarterly report on Form 10-Q for the period ended
         August 2, 1997.

   (ii) Amended and Restated Certificate of Incorporation, as of July 11, 1997, is attached as an exhibit to this quarterly report on Form 10-Q for the period ended August 2, 1997.

(b)  None

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NOODLE KIDOODLE, INC.
                                   (Registrant)


Date:  September 15, 1997          STANLEY GREENMAN
                                   /s/ Stanley Greenman, Chairman
                                   of the Board, Chief
                                   Executive Officer, and
                                   Treasurer
                                   (Principal Executive
                                    Officer)

Date:  September 15, 1997          KENNETH S. BETUKER
                                   /s/ Kenneth S. Betuker
                                   Vice President, Chief
                                   Financial Officer and
                                   Secretary
                                   (Principal Financial and
                                    Accounting Officer)