Form 10-Q
period 1997-11-01
NOODLE KIDOODLE INC
filed 1997-12-12
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
7,579,640 shares outstanding as of December 5, 1997.

                      TABLE OF  CONTENTS


PART I - FINANCIAL INFORMATION
                                                            Page

Condensed Consolidated Balance Sheets
 November 1, 1997, November 2, 1996 and February 1, 1997      3

Condensed Consolidated Statements of  Operations
 Thirteen and Thirty-Nine Weeks Ended November 1, 1997
 and November 2, 1996                                         4

Condensed Consolidated Statements of Cash Flows
 Thirty-Nine Weeks Ended November 1, 1997 and
 November 2, 1996                                             5

Notes to Condensed Consolidated Financial Statements	         6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                          8


PART II - OTHER INFORMATION                                   10

SIGNATURES                                                    11


                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                           November 1,  November 2, February 1,
                                             1997          1996        1997

                                             (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                  $   259     $ 9,803     $11,333
  Merchandise inventories                     26,035      22,190      17,318
  Prepaid expenses and other current assets    2,754       3,758       2,752

    Total current assets                      29,048      35,751      31,403

Property, plant and equipment - net           18,881      17,758      19,583

Other assets                                      89          81          50

    Total Assets                             $48,018     $53,590     $51,036

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt       $    18     $     -     $    18
  Trade accounts payable                      10,474      10,135       5,049
  Accrued expenses and taxes                   7,074       5,065       7,092
  Net liabilities of discontinued operations   1,135       3,435       2,425

   Total current liabilities                  18,701      18,635      14,584

Long-term debt                                   739           -         753

Commitments and contingencies                      -           -           -

Stockholders' equity:
  Preferred stock-authorized 1,000,000
   shares, par value $.001,(none issued)           -           -           -
  Common stock-authorized 15,000,000,
   par value $.001, issued 8,503,901 shares,
   respectively                                    9           8           9
  Capital in excess of par value              43,063      43,064      43,063
  Retained earnings (deficit)                (10,702)     (4,325)    (3,581)

                                              32,370      38,747      39,491

  Less treasury stock, at cost, 924,261
   shares                                      3,792       3,792       3,792

   Total stockholders' equity                 28,578      34,955      35,699

  Total Liabilities and Stockholders' Equity $48,018     $53,590     $51,036







    See accompanying notes to Condensed Consolidated Financial Statements.

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED

                                     Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                   November 1,   November 2,     November 1,  November 2,
                                      1997          1996            1997         1996

                                           (In thousands, except per share data)

Net sales                           $15,641       $11,845          $44,830      $30,489

Costs and expenses:
 Cost of product sold including
  buying and warehousing costs        9,699         7,241           27,902       19,253
 Selling and administrative expenses
  expenses                            8,409         7,296           24,331       20,127

                                     18,108        14,537           52,233       39,380

 Operating loss                      (2,467)       (2,692)          (7,403)      (8,891)
 Interest income                         90           233              350          684
 Interest expense                       (22)           (9)             (68)         (29)

Loss before income tax               (2,399)       (2,468)          (7,121)      (8,236)
Income taxes (benefit)                    -             -                -            -

Net loss                            $(2,399)      $(2,468)         $(7,121)     $(8,236)

Net loss per share                  $  (.32)      $  (.33)         $  (.94)     $ (1.10)

Weighted average shares outstanding   7,580         7,574            7,580       7,457







      See accompanying notes to Condensed Consolidated Financial Statements

                     NOODLE KIDODOLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                                      Thirty-Nine Weeks Ended
                                                      November 1,  November 2,
                                                         1997         1996

                                                          (In thousands)

Cash flows from operating activities:
 Net loss from operations                              $(7,121)     $(8,236)
 Adjustments to reconcile to net cash provided
  (used):
  Depreciation                                           1,847        1,315
  Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                             (8,717)     (11,862)
    Prepaid expenses, taxes and other current assets        (2)        (715)
    Trade accounts payable, accrued expenses and taxes   5,407        5,615

      Net cash (used in) continuing operations          (8,586)     (13,883)

  (Decrease)increase in net liabilities of
    discontinued operations                             (1,290)       7,019

      Net cash provided by (used in) discontinued
       operations                                       (1,290)       7,019

      Net cash (used in)operating activities            (9,876)      (6,864)

Cash flows from investing activities:
 Property additions                                     (1,206)      (6,690)
 Other                                                      22          (26)

      Net cash (used in)investing activities            (1,184)      (6,716)

Cash flows from financing activities:
 Proceeds from public offering                               -       16,009
 Proceeds form exercise of employee stock options            -          102
 Reduction of long-term debt                               (14)           -

      Net cash provided by (used in) financing
       activities                                          (14)      16,111

Net increase (decrease) in cash and cash equivalents   (11,074)       2,531

Cash and cash equivalents - beginning of period         11,333        7,272

Cash and cash equivalents - end of period              $   259      $ 9,803






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

NOTE 3.
Income tax provisions are based on estimated annual effective tax rates. The loss for the periods ended November 1, 1997 and November 2, 1996 provided no tax benefit.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Thirteen Weeks Ended November 1, 1997 Compared With
        Thirteen Weeks Ended November 2, 1996


Net sales increased $3.8 million to $15.6 million in the thirteen week period ended November 1, 1997 from $11.8 million in the comparable period in the prior year. Sales from Noodle Kidoodle stores increased $3.8 million to $15.5 million in the third quarter from $11.7 million in the comparable period in the prior year, primarily due to the addition of four new stores of which three opened in the fourth quarter of last year and one opened in the first half of the current year, coupled with an increase in comparable store sales of 8%. Other retail sales remained virtually flat in the thirteen week period ended November 1, 1997 compared to the comparable period in the prior year. The Company closed its last Playworld store on October 31, 1997. The Company operated thirty-two Noodle Kidoodle stores at November 1, 1997 compared to twenty-eight Noodle Kidoodle stores and one Playworld store at November 2, 1996.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased $1.3 million to $5.9 million in the thirteen week period ended November 1, 1997 from $4.6 million in the comparable period in the prior year. Gross profit, as a percentage of net sales ("gross profit percentage"), decreased to 38.0% in the third quarter ended November 1, 1997 from 38.9% in the comparable period in the prior year. Gross profit percentage at Noodle Kidoodle stores increased to 37.7% in the current quarter from 36.9% in the comparable period in the prior year, primarily due to the leveraging of warehousing costs and lower merchandise costs.

Selling and administrative expenses increased $1.1 million to $8.4 million in the thirteen week period ended November 1, 1997 from $7.3 million in the comparable period in the prior year. These increases resulted from higher direct store expenses of $1.5 million as a result of changes in the store base, offset by reductions in home office costs of $.3 million and reduced store pre-opening expenses of $.1 million. Selling and administrative expenses, as a percent of net sales, decreased to 53.8% in the thirteen week period ended November 1, 1997 from 61.6% in the comparable period in the prior year. The decrease resulted primarily from the leveraging of home office and store expenses over a larger sales base.

Net loss decreased $.1 million to $2.4 million ($.32 per share) in the period ended November 1, 1997 from $2.5 million ($.33 per share) in the comparable period in the prior year.

        Thirty-Nine Weeks Ended November 1, 1997
  Compared with Thirty-Nine Weeks Ended November 2, 1996



Net sales increased $14.3 million to $44.8 million in the thirty-nine week period ended November 1, 1997 from $30.5 million in the comparable period in the prior year. Sales from Noodle Kidoodle stores increased $15.6 million to $44.6 million in the current nine-month period from $29.0 million in the comparable period in the prior year, primarily due to the addition of four new stores, of which three opened in the fourth quarter of last year, and one opened in the first half of this year, coupled with an increase in comparable store sales of 11%. Other retail sales decreased $1.3 million to $.2 million in the nine-month period ended November 1, 1997 from $1.5 million in the comparable period in the prior year, primarily due to the closing of one Playworld store and two Toy Park stores during the first half of last year. The Company closed its last Playworld store on October 31, 1997. The Company operated thirty-two Noodle Kidoodle stores at November 1, 1997, compared to twenty-eight Noodle Kidoodle stores and one Playworld store at November 2, 1996.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased $5.7 million to $16.9 million in the thirty-nine week period ended November 1, 1997 from $11.2 million in the comparable period in the prior year. Gross profit as a percent of net sales ("gross profit percentage") increased to 37.8% in the current nine-month period from 36.9% in the comparable period in the prior year. Gross profit percentage at Noodle Kidoodle stores increased to 37.7% for the nine-month period ended November 1, 1997 from 36.3% in the comparable period in the prior year, primarily due to the leveraging of buying and warehousing costs over a larger sales base and lower merchandise costs.

Selling and administrative expenses increased $4.2 million to $24.3 million in the thirty-nine week period ended November 1, 1997 from $20.1 million in the comparable period in the prior year. These increases resulted from higher direct store expenses of $4.7 million due to changes in the store base, offset by reduced home office and store pre-opening costs of $.5 million. Selling and administrative expenses as a percent of net sales decreased to 54.3% in the thirty-nine week period ended November 1, 1997 from 66.0% in the comparable period in the prior year. The decrease resulted primarily from leveraging of home office and store expenses over a larger sales base.

Net loss decreased $1.1 million to $7.1 million ($.94 per share) in the nine-month period ended November 1, 1997 from $8.2 million ($1.10 per share) in the comparable period in the prior year.

Liquidity and Capital Resources

During the thirty-nine week period ended November 1, 1997 the Company used $9.9 million of cash in its operating activities, primarily to fund the net loss of $7.1 million, an increase in working capital of $3.3 million, and a reduction in the net liabilities of discontinued operations of $1.3 million, offset by $1.8 million of depreciation charges. The increase in working capital was primarily the result of increased inventory levels for the upcoming holiday selling season. The Company used $1.2 million of cash to fund investing activities, primarily to purchase fixed assets for new and remodeled stores. As a result of the foregoing, cash and cash equivalents decreased during the period by $11.1 million.

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


                Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K.

(a)  None

(b)  The Company filed a report on Form 8-K on November
     21, 1997 which reported the following information under Items 5 and 7 of that form.

         The Board of Directors of Noodle Kidoodle, Inc.
     voted unanimously to amend and restate the By-Laws of the Company on November 12, 1997. The actual amended and restated By-Laws should be referred to in order to obtain a complete understanding of the changes.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NOODLE KIDOODLE, INC.
                                   (Registrant)


Date:  December 12, 1997           STANLEY GREENMAN
                                   /s/Stanley Greenman,Chairman
                                   of the Board, Chief
                                   Executive Officer, and
                                   Treasurer
                                   (Principal Executive
                                    Officer)

Date:  December 12, 1997           KENNETH S. BETUKER
                                   /s/Kenneth S. Betuker
                                   Vice President, Chief
                                   Financial Officer and
                                   Secretary
                                   (Principal Financial and
                                    Accounting Officer)