Form 10-K
period 1998-01-31
NOODLE KIDOODLE INC
filed 1998-04-29
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

              For the fiscal year ended January 31, 1998

                   Commission file number 1-6083

                        NOODLE KIDOODLE, INC.
       (Exact Name of Registrant as Specified in Its Charter)

            Delaware                          11-1771705
(State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)           Identification No.)

   6801 Jericho Turnpike, Syosset, NY           11791
(Address of Principal Executive Offices)      (Zip Code)

Registrant's telephone number,
including area code                         (516)-677-0500

Securities registered pursuant to Section 12 (b) of the Act:

                                          Name of Each Exchange
      Title of Each Class                  on Which Registered
Common Stock, $.001 par value             NASDAQ National Market

Securities registered pursuant to Section 12 (g) of the Act:

                              NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 17, 1998 was $46,425,295 based on the closing price of same stock on that date.

The number of shares of common stock outstanding as of April 17, 1998 was 7,579,640.

Documents Incorporated by reference: Certain portions of Registrant's definitive proxy statement with respect to its 1998 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A under the Securities Exchange Act of 1934, with the Commission within 120 days of the close of Registrant's fiscal year ended January 31, 1998 are incorporated by reference into Part III of this report.

                       TABLE OF CONTENTS

                                                         Page
                            PART I


Item 1. Business                                           4
Item 2. Properties                                         7
Item 3. Legal Proceedings                                  8
Item 4. Submission of Matters to a Vote of
        Security Holders                                   8


                            Part II

Item 5. Market for Registrant's Common Stock and
        Related Stockholders' Matters                      8
Item 6. Selected Financial Data                            9
Item 7. Management's Discussion and Analysis
        of Financial Condition and Results of              11
        Operations
Item 8. Financial Statements and Supplementary Data        16
Item 9. Changes in and Disagreements with
        Accountants on Accounting and Financial
        Disclosure                                         16


                            PART III

Item 10. Directors and Executive Officers of
         the Registrant                                    16
Item 11. Executive Compensation                            16
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                             16
Item 13. Certain Relationships and Related
         Transactions                                      16


                            PART IV

Item 14. Exhibits, Financial Statements,
         Schedules and Reports on Form 8-K                 17

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

The Company operated 32 Noodle Kidoodle stores at the close of the fiscal year ended January 31, 1998 ("Fiscal 1998") located in New York, New Jersey, Connecticut and the Boston, Chicago, and Detroit metropolitan areas. The Company also operated one other retail toy store under the Playworld name during Fiscal 1998 which was closed on October 31, 1997.

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

The Company's stores range from approximately 6,100 to 13,300 square feet and average approximately 10,500 square feet. Each store offers customers a warm and inviting shopping environment with brightly lit spaces, colorful walls, ceilings and carpets, wide aisles for strollers and kid-level seating and product shelving. Each store typically carries approximately 20,000 stock-keeping units ("SKU's"), conveniently displayed in separate merchandise departments, such as "Science & Nature" and "Arts & Crafts", which are identified by eye-catching signs that are visual as well as verbal so that children can understand them. All of the products carried in Noodle Kidoodle stores conform to the Company's creative, non-violent and educational merchandising strategy. The Company generally does not carry mass market television advertised toys. However, in certain product categories, the Company does carry brand name products which fit the Noodle Kidoodle philosophy, such as Crayola, Lego, Playmobil, Mattel, the full line of Walt Disney video titles and the Goosebumps line of books. The Company purchases merchandise from over 550 suppliers. There is currently one supplier, Ty, Inc., which represents slightly more than 9% of total purchases.

The Company operated 32 Noodle Kidoodle stores at the end of its 1998 fiscal year, located in New York, New Jersey, Connecticut and the Boston, Chicago and Detroit metropolitan areas. It has opened one store in fiscal 1999 in the Detroit metropolitan area and expects to open at least five additional stores during the year. As of April 20, 1998, the Company has signed six leases for new store locations. Five are scheduled to open this year and
one next year.   The Company plans to open stores in Dallas and
Plano, TX in the Spring of 1998, in Austin, TX and Boca Raton, FL in the summer of 1998 and in Hartsdale, NY in the Fall of 1998. A store in Southlake, TX is scheduled to open in 1999.
The Company believes that there are opportunities for nationwide expansion over the longer term.

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

   Broad Assortment of Imaginative Products - Noodle Kidoodle stores offer a broad assortment of products designed to stimulate a child's imagination and contribute to his or her growth and development, consistent with the Company's slogan that "Kids learn best when they're having fun." To keep its merchandise mix fresh and exciting, the Company continually seeks innovative new products.

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

   Targeted Marketing - The Company conducts a targeted direct mail marketing program and continuously updates its customer database for this purpose.

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

Registrant did not have any customers that represented more than 10% of consolidated revenues for the year ended January 31, 1998.

Registrant's business is highly seasonal and approximately 45% of its revenues occur in the fourth quarter.

The retail toy business is highly competitive. The Company competes on the basis of its stores' interactive environment, broad merchandise selection, superior customer service and competitive pricing. The Company competes with a variety of mass merchandisers, superstores and other toy retailers, including Toys R Us and Kay Bee Toy Stores and other store formats selling children's products, such as discount stores and smaller specialty toy stores. Retailing of children's educational products is a relatively new concept. Included among the Company's direct competitors are Zany Brainy, Learningsmith, Store of Knowledge, Learning Express and Imaginarium.

Some of the Company's competitors are much larger in terms of sales volume and have more capital and greater management resources than the Company. If any of the Company's larger competitors were to increase their focus on the educational market or if any regional competitors were to expand their activities in the markets primarily served by the Company, it could be adversely affected. If any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices on key items in order to remain competitive, which would have the effect of reducing its profitability.

As of January 31, 1998, the Company employed 926 people, of whom 351 were employed full-time. The Company also employs additional part-time personnel during the pre-Christmas season. The Company believes that its relations with its employees are generally good.

The Company has registered several service marks and trademarks with Federal and State authorities, including Noodle Kidoodle (registered), Oodles & Oodles of Fun Things to Learn (registered), Kidoodle Animation (registered), and the Company's slogan "Kids learn best when they're having fun" (registered). The Company believes it has all licenses necessary to conduct its business.

ITEM 2. PROPERTIES.

The Company leases all of its Noodle Kidoodle stores. Original lease terms generally are for ten years, and many leases contain renewal options. The Company's stores are generally located in either strip shopping centers or mall locations. The 32 stores operating at the end of Fiscal 1998 ranged in size from approximately 6,100 to 13,300 square feet.

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

The Company's executive offices are located at Syosset, New York.
The Company has a two-year lease for its executive offices which contains renewal options.

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

As disclosed last year, the Company was a defendant in a purported plantiffs' class action filed in August 1995, in the United States District Court for the Eastern District of New York against Playmobil USA, Inc., a toy manufacturer ("Playmobil"), and against the Company and another retailer, as defendant class representatives of a purported class of those toy retailers nationwide selling products manufactured by Playmobil. The case was later consolidated with two others pending against Playmobil. On October 23, 1996, plaintiffs filed an Amended Complaint dropping the Company as a defendant, but naming it and three other retailers as "Co-conspirators who were induced to participate and did participate in an alleged price fixing scheme organized by Playmobil." No damages or other forms of relief are requested against the Company. These developments confirm the Company's earlier view that this litigation was not material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None

                          PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDERS' MATTERS.

The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "NKID". The following table sets forth, for the periods indicated, the high and low sales prices per share for the Common Stock for each of the fiscal quarters indicated for Fiscal 1998 and for the fiscal year ended February 1, 1997 ("Fiscal 1997").

                                  High      Low
Fiscal 1998
     First Quarter             $ 3.88     $ 2.50
     Second Quarter              4.50       2.38
     Third Quarter               4.13       2.75
     Fourth Quarter              5.13       3.69

Fiscal 1997
     First Quarter              $ 9.50    $ 6.25
     Second Quarter               8.63      5.88
     Third Quarter                8.00      5.38
     Fourth Quarter               7.25      3.00

As of January 31, 1998 there were approximately 638 holders of record of Common Stock.

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


ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data presented below reflects the consolidated results of operations, financial condition and operating data of the Company for the periods indicated, after giving retroactive effect to the Company's discontinued wholesale business segment. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The consolidated financial data for the fifty-two weeks ended January 31, 1998, February 1, 1997, fifty-three weeks ended February 3, 1996, and the fifty-two weeks ended January 28, 1995, and January 29, 1994 are derived from the consolidated financial statements of the Company which have been audited by Janover Rubinroit, LLC, independent certified public accountants.

SELECTED FINANCIAL DATA
                                                      Fiscal Years Ended
                                      Jan. 31,   Feb. 1,   Feb. 3,   Jan. 28,   Jan. 29,
                                        1998      1997      1996       1995       1994
                                     (52 weeks)(52 weeks)(53 weeks) (52 weeks) (52 weeks)
                                              (In thousands except share data)

STATEMENT OF OPERATIONS DATA:
  Net Sales                           $81,664    $59,410    $32,143   $23,308    $20,712

  Net income (loss) from:
    Continuing operations             $(1,918)   $(7,492)   $(5,272)  $(4,490)   $(1,180)
    Discontinued operations                 -          -     (9,059)    1,096      1,889
      Net income (loss)               $(1,918)   $(7,492)  $(14,331)  $(3,394)   $   709

  Basic and diluted income
  (loss) per share:
    Continuing operations             $  (.25)   $ (1.00)   $  (.99)  $  (.86)   $  (.22)
    Discontinued operations                 -          -      (1.70)      .21        .35
      Net income (loss) per share     $  (.25)   $ (1.00)   $ (2.69)  $  (.65)   $   .13

Weighted average shares:
  Basic                                 7,580      7,488      5,320     5,220      5,338
  Diluted                               7,587      7,601      5,498     5,361      5,368

BALANCE SHEET DATA:
  Working capital                     $15,977    $16,819    $14,031   $35,667    $39,810
  Total assets                         49,481     51,036     37,276    48,042     49,629
  Stockholders' equity                 33,781     35,699     27,080    40,870     44,064
  Long term obligations                   733        753          -         -          -
  Dividends per common share                -          -          -         -          -

In accordance with FASB No. 128, as a result of losses from continuing operations, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal Year Ended January 31, 1998 Compared to
Fiscal Year Ended February 1, 1997.

Continuing Operations

Net sales increased a total of 37.5% to $81.7 million in Fiscal 1998 from $59.4 million in Fiscal 1997. Noodle Kidoodle sales increased $23.8 million or 41.2% to $81.5 million in Fiscal 1998 from $57.7 million in the prior year, primarily due to increased comparable store sales of 16%, the addition of one store during Fiscal 1998 and thirteen stores during Fiscal 1997. Other retail sales decreased 88.2% to $.2 million in Fiscal 1998 from $1.7 million in the prior year, primarily as a result of closing the last Playworld store on October 31, 1997. The Company operated 32 Noodle Kidoodle stores at January 31, 1998 compared to 31 Noodle Kidoodle stores and one Playworld store at February 1, 1997.

Gross profit (derived from net sales less cost of products sold, which includes buying and warehousing costs) increased 36.7% to $31.3 million for Fiscal 1998 from $22.9 million in Fiscal 1997. Overall gross profit as a percent of net sales ("gross profit percentage") decreased to 38.3% in Fiscal 1998 from 38.5% in Fiscal 1997. The decrease in gross profit percentage was primarily attributable to increased markdowns of .7%, offset by lower merchandise costs, decreases in buying costs (including the salaries and related expenses of the Company's buyers) and greater sales leverage against warehousing costs which contain some fixed elements. Gross profit in the other retail store was immaterial to the overall gross profit percentage.

Selling and administrative expenses increased 8.0% to $33.6 million in Fiscal 1998 from $31.1 million in the prior year. These increases resulted primarily from higher direct store expenses which increased $4.6 million due to change in the store base and higher sales levels, offset by a reduction in home office expenses of $1.9 million and a $.2 million reduction in store pre-opening costs. The reduction in home office expenses reflects steps taken last year to reduce administrative staff by approximately 20%. Selling and administrative expenses as a percentage of net sales decreased to 41.1% in Fiscal 1998 from 52.4% in the prior year, primarily as a result of leveraging selling and administrative expenses which did not rise commensurately with increased sales levels.

Net loss from continuing operations decreased 74.7% to $1.9 million ($.25 per share) in Fiscal 1998 from $7.5 million ($1.00 per share) in the prior year. The net loss in both Fiscal 1998 and Fiscal 1997 did not include tax benefits. At January 31,

1998, the Company had approximately $21.4 million of net operating loss carryforwards.

Fiscal Year Ended February 1, 1997 Compared to
Fiscal Year Ended February 3, 1996

Continuing Operations

Net sales increased a total of 85.0% to $59.4 million in Fiscal 1997 from $32.1 million in fiscal year ended February 3, 1996 ("Fiscal 1996"). Noodle Kidoodle sales increased $30.0 million or 108.3% to $57.7 million in Fiscal 1997 from $27.7 million in the prior year, primarily due to the addition of thirteen Noodle Kidoodle stores during Fiscal 1997. Other retail sales decreased 61.4% to $1.7 million in Fiscal 1997 from $4.4 million in the prior year, primarily as a result of the closing of one Playworld store and two Toy Park stores in the first half of Fiscal 1997. Comparable store sales were virtually flat. The Company operated 31 Noodle Kidoodle stores and one Playworld store at February 1, 1997 compared to 18 Noodle Kidoodle stores, two Playworld stores and two Toy Park stores at February 3, 1996. Fiscal 1997 contained 52 weeks compared to 53 weeks in Fiscal 1996. Sales for the extra week in Fiscal 1996 represented 1.7% of annual sales.

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

                                              Fiscal Years Ended
                                        1998         1997         1996
                                                (In thousands)

Net cash provided by (used in)
 Operating activities:
  Continuing operations               $ 2,673      $(9,438)    $(7,281)
  Discontinued operations              (1,252)      (1,585)     12,128
 Investing activities                  (1,637)      (1,798)     (8,960)
 Financing activities                     (18)      16,882         477

Net increase (decrease) in cash
 and cash equivalents                    (234)       4,061      (3,636)
Cash and cash equivalents -
 beginning of year                     11,333        7,272      10,908
Cash and cash equivalents -
 end of year                          $11,099     $ 11,333     $ 7,272

During Fiscal 1998, the Company generated $2.7 million of cash from operating activities of its continuing operations, primarily from a net loss of $1.9 million offset by non-cash charges of $2.7 million and a decrease in working capital of $1.9 million. The net liabilities of discontinued operations were reduced by $1.3 million during the year. Net cash used in investing activities was $1.6 million, primarily to purchase fixed assets for new and remodeled stores. As a result of the foregoing, cash and cash equivalents decreased during the year by $.2 million.

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

During the past several fiscal years, the Company did not require any cash borrowings under its $10.0 million revolving credit line, which expired in June 1995. In February 1996 the Company obtained a line of credit from a bank which was unsecured and provided for maximum outstandings of $10.0 million in short-term loans and letters of credit. That line of credit expired on May 31, 1997. In June 1997 the Company entered into a $15.0 million, three-year revolving credit facility with the CIT Group/Business Credit, Inc. This facility may be used for direct borrowings and letters of credit, and is secured by the Company's inventory, receivables and certain other assets.

The Company expects to fund its near-term cash requirements principally from its existing cash balances and its revolving credit facility. The Company expects to finance its long-term expansion plan with internally and externally generated funds, which may include borrowings under future credit facilities, and through the sale of equity, equity-related or debt securities. There can be no assurance that financing will be available in amounts, or at rates or on terms and conditions acceptable to the Company.

The Company anticipates that capital expenditures in Fiscal 1999 will be approximately $3.2 million, primarily to finance new stores.

The Company has available net operating loss carryforwards of approximately $21.4 million for income tax purposes.

Seasonality

The Company's operations are highly seasonal and approximately 45% of its revenues fall within the Company's fourth quarter which coincides with the Christmas selling season. New stores are expected to be opened throughout the year, but generally before the Christmas selling season, which will make the Company's fourth quarter revenues an even greater percentage of the total year's revenues. Operations during the first three quarters are not expected to be profitable for the foreseeable future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the captions "Election of Directors", "Executive Officers", and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated herein by reference to the information set forth under the captions, "Committees, Meetings, and Director Compensation" and "Executive Compensation", excluding the information under the captions "Executive Compensation - Compensation and Stock Option Committee Report on Executive Compensation" and "Executive Compensation - Performance Graph", in the Company's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Information with respect to security ownership is incorporated herein by reference to the information set forth under the caption "Security Ownership" in the Company's 1998 Proxy
Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to certain relationships and related transactions is incorporated herein by reference to the information, if any, set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.

                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
         ON FORM 8-K.

(a) 1. Financial Statements                             Page

       Independent auditor's report                     F-1

       Consolidated balance sheets at January
         31, 1998 and February 1, 1997                  F-2

       Consolidated statements of operations for
         the years ended January 31, 1998,
         February 1, 1997 and February 3, 1996          F-3

       Consolidated statements of stockholders'
         equity for the years ended January 31,
         1998, February 1, 1997, and February 3,
         1996                                           F-4

       Consolidated statements of cash flows for
         the years ended January 31, 1998, February
         1, 1997,and  February 3, 1996                  F-5

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

Shareholders may obtain a copy of any exhibit not contained herein free of charge by writing to Kenneth S. Betuker, Vice President, Chief Financial Officer and Secretary, Noodle Kidoodle, Inc., 6801 Jericho Turnpike, Syosset, NY 11791.

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

3.6 Plan of Merger of C.W.P.W., Inc., a Michigan corporation, into Noodle Kidoodle, Inc., a Delaware corporation (Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended February 1, 1997.)

3.7      Certificate of Ownership and Merger of C.W.P.W.,
         Inc., a Michigan corporation, into Noodle
         Kidoodle, Inc., a Delaware corporation
         (Incorporated by reference to Registrant's
         Annual Report on Form 10-K for fiscal year ended
         February 1, 1997.)

3.8      Amended and Restated By-Laws dated November 12,
         1997 (Incorporated by reference to Exhibit 3.4 to Registrant's Form S-1 Registration Statement
         (Commission File No. 33-65029), effective
         February 13, 1996 and Registrant's Report on
         Form 8-K dated November 21, 1997)


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

10.2* Employment Agreement by and between Registrant and Stanley Greenman dated as of February 1, 1998.

10.3* Employment Agreement by and between Registrant and Stewart Katz dated as of February 1, 1998.

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

10.7     Purchase and Sale Agreement - Farmingdale
         Facility (Incorporated by reference to
         Registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 1997)

27.0*    Financial Data Schedule

(b) The following documents are filed as Schedules to this Document:

     Schedule
     Number        Description of Document

     VIII          Valuation and Qualifying Accounts for the
                   Fiscal Years Ended January 31, 1998, February
                   1, 1997 and February 3, 1996

(b)  Reports on Form 8-K

    The Registrant filed a report on Form 8-K on November 21,
    1997, reporting the amendment and restatement of the By-Laws of the Company.


    * Filed herewith

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NOODLE KIDOODLE, INC.
                                 (Registrant)

April 29, 1998              BY:  /s/Stanley Greenman
                                 Stanley Greenman
                                 Chairman of the Board,
                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


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

                INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Noodle
Kidoodle, Inc.

We have audited the accompanying consolidated balance sheets of Noodle Kidoodle, Inc. and Subsidiaries as of January 31, 1998 and February 1, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noodle Kidoodle, Inc. and Subsidiaries as of January 31, 1998 and February 1, 1997 and the results of their operations and cash flows for each of the years in the three year period ended January 31, 1998 in conformity with generally accepted accounting principles.



Janover Rubinroit, LLC



/s/ Janover Rubinroit, LLC
Garden City, New York
March 17, 1998

                 NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 January 31, 1998 and February 1, 1997
                                                 January 31, February 1,
                                                    1998        1997
                                             (In thousands except share data)
                                ASSETS

Current assets:
 Cash and cash equivalents                        $11,099     $11,333
 Merchandise inventories                           16,821      17,318
 Prepaid expenses and other current assets          3,024       2,752

  Total current assets                             30,944      31,403

Property, plant and equipment at cost              24,820      23,687
 Less accumulated depreciation                      6,306       4,104
                                                   18,514      19,583

Other assets                                           23          50

Total Assets                                      $49,481     $51,036

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt             $    20     $    18
 Trade accounts payable                             6,048       5,049
 Accrued expenses and taxes                         7,726       7,092
 Net liabilities of discontinued operations         1,173       2,425

  Total current liabilities                        14,967      14,584

Long-term debt                                        733         753

Commitments and contingencies                           -           -

Stockholders' equity:
 Preferred stock-authorized 1,000,000 shares,
  par value $.001 (none issued)                         -           -
 Common stock-authorized 15,000,000 shares,
  par value $.001; issued 8,503,901 shares              9           9
 Capital in excess of par value                    43,063      43,063
 Accumulated deficit                               (5,499)     (3,581)
                                                   37,573      39,491
 Less treasury stock, at cost, 924,261 shares       3,792       3,792

  Total stockholders' equity                       33,781      35,699

Total Liabilities and Stockholders' Equity        $49,481     $51,036






     The accompanying notes are an integral part of the financial statements.

                         NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Fiscal Years Ended
                January 31, 1998, February 1, 1997 and February 3, 1996


                                            January 31,    February 1,    February 3,
                                               1998           1997           1996
                                              (In thousands except share data)

Net sales                                    $81,664        $59,410        $32,143

Costs and expenses:
 Cost of products sold including
  buying and warehousing costs                50,388         36,542         19,825
 Selling and administrative expenses          33,552         31,124         17,680
 Provision for restructured operations             -              -            500
                                              83,940         67,666         38,005

 Operating loss                               (2,276)        (8,256)        (5,862)
Interest income                                  448            839            633
Interest expense                                 (90)           (75)           (43)
 Loss from continuing operations
  before income taxes                         (1,918)        (7,492)        (5,272)
Income taxes (benefit)                             -              -              -

 Net loss from continuing operations          (1,918)        (7,492)        (5,272)

Discontinued operations:
 Loss (no income tax)                              -              -         (1,914)
 Operating loss of $7,305  including gain
  from disposal of assets and income taxes
  of $1,602                                        -              -         (7,145)

 Net loss from discontinued operations             -              -         (9,059)

 Net loss                                    $(1,918)       $(7,492)      $(14,331)

Basic and diluted loss per share:
 Continuing operations                       $  (.25)       $ (1.00)      $   (.99)
 Discontinued operations                           -              -          (1.70)

 Net loss per share                          $  (.25)       $ (1.00)      $  (2.69)















     The accompanying notes are an integral part of the financial statements.

                          NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                For the Fiscal Years Ended
                 January 31, 1998, February 1, 1997, and February 3, 1996
                                   (In thousands)
                                                   Capital in  Retained   Treasury Stock
                                     Common Stock   Excess of  Earnings     (at Cost)
                                    Shares  Amount  Par Value  (Deficit)  Shares   Amount


                                                                <C.
Balance - January 28, 1995          6,185  $  619    $25,801    $18,242     924   $ 3,792
 Exercise of stock options            115      12        529          -       -         -
 Change in par value of
  common stock                          -    (625)       625          -       -         -
 Net loss for the year                  -       -          -    (14,331)      -         -

Balance - February 3, 1996          6,300       6     26,955      3,911     924     3,792
 Common stock offering, net         2,180       3     16,007          -       -         -
 Exercise of stock options             24       -        101          -       -         -
 Net loss for the year                  -       -          -     (7,492)      -         -

Balance - February 1, 1997          8,504       9     43,063     (3,581)    924     3,792
 Net loss for the year                  -       -          -     (1,918)      -         -

Balance - January 31, 1998          8,504  $    9    $43,063    $(5,499)    924   $ 3,792























    The accompanying notes are an integral part of the financial statements.

                         NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Fiscal Years Ended
               January 31, 1998, February 1, 1997 and February 3, 1996
                                  (In thousands)
                                              January 31,     February 1,     February 3,
                                                 1998            1997            1996

Cash flows from operating activities:
 Net loss from continuing operations           $(1,918)        $(7,492)        $(5,272)
 Adjustments to reconcile to net cash
  provided (used):
    Depreciation                                 2,490           1,926           1,028
    Restructuring charges - non-cash portion         -               -             500
    Loss on disposal of fixtures and equipment     243             327               -
    Decrease (increase) in non-cash
     working capital accounts:
      Merchandise inventories                      497          (6,990)         (5,998)
      Prepaid expenses and other current assets   (272)            291             (63)
      Trade accounts payable                       999            (234)          3,021
      Accrued expenses and taxes                   634           2,734            (497)

 Net cash provided by (used in) continuing
  operations                                     2,673          (9,438)         (7,281)

 Net loss from discontinued
  operations                                         -               -          (9,059)
 Adjustments to reconcile to net cash
  provided (used):
   Decrease (increase) in non-cash working
   capital accounts and other                   (1,252)         (1,585)         21,187
 Net cash provided by (used in)
  discontinued operations                       (1,252)         (1,585)         12,128

 Net cash provided by (used in) operating
  activities                                     1,421         (11,023)          4,847

Cash flows from investing activities:
 Proceeds from sales of property -
  discontinued operations                            -           7,594               -
 Property additions:
   Continuing operations                        (1,664)         (9,397)         (8,877)
   Discontinued operations                           -               -             (86)
 Other                                              27               5               3

 Net cash used in investing activities          (1,637)         (1,798)         (8,960)

Cash flows from financing activities:
 Proceeds from sale of common stock                  -          16,010               -
 Increase in long-term debt                          -             780               -
 Maturities of long-term debt                      (18)             (9)            (64)
 Exercise of employee options                        -             101             541

  Net cash provided by (used in) financing
  activities                                       (18)         16,882             477
 Net increase (decrease) in cash and cash
  equivalents                                     (234)          4,061          (3,636)
 Cash and cash equivalents - beginning of year  11,333           7,272          10,908

 Cash and cash equivalents - end of year       $11,099         $11,333         $ 7,272

Supplemental cash flow information:
 Net cash paid (received) during the year for:
  Interest expense                             $    91         $    75         $    43
  Income taxes, net                                  -               -          (1,512)

    The accompanying notes are an integral part of the financial statements.

             NOODLE KIDOODLE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The following summary of the Company's major accounting policies is presented to assist in the interpretation of the financial statements.

Principles of consolidation
The consolidated financial statements include the accounts of the parent company and all subsidiary companies. All significant intercompany balances and transactions are eliminated in consolidation. The Company and its subsidiaries are on a 52-53 week accounting period ending on the Saturday closest to January 31. Fiscal 1998 and 1997 each contained 52 weeks and Fiscal 1996 contained 53 weeks.

Description of business
The Company is a specialty retailer of a broad assortment of educationally oriented, creative and non-violent children's products, including toys, books, games, video and audio tapes, computer software, crafts, and other learning products.

Cash and cash equivalents
All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company places its temporary cash investments in high grade instruments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market.

Earnings per share
Effective December 15, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basic earnings per share but included in the computation of diluted earnings per share. All earnings per share amounts have been restated as required to comply with Statement No. 128.


Property, plant and equipment
Plant and equipment is stated at cost and is depreciated on a straight-line basis over estimated useful lives. Repairs and maintenance are charged to expense as incurred; renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized.

Leasehold improvements are amortized over the terms of the respective leases or over their useful lives, whichever is shorter. Useful lives of other plant and equipment vary among the classifications, but range for buildings and improvements from 10-40 years and for fixtures and equipment from 4-10 years.

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

The operations and net liabilities of the wholesale business segment are being accounted for as a discontinued operation, and accordingly, its operating results and net liabilities are reported in this manner in all periods presented in the accompanying consolidated financial statements.

In connection with discontinuing its wholesale operations, the Company recorded a provision of $7.1 million in the fiscal quarter ended July 29, 1995 for (i) estimated gains or losses on the sale or liquidation of wholesale assets and (ii) estimated losses until such disposal or liquidation is completed.

Summary of operating results from discontinued operations are as follows:

                                     Fiscal Year Ended
                                         February 3,
                                            1996
                                       (In thousands)

Net sales                                 $51,931
Gross profit                                9,726
Operating loss                             (1,914)
Provision for discontinued
 operations                                (7,145)
Net loss                                   (9,059)

Net liabilities of this segment at January 31, 1998 and February 1, 1997 consisted principally of accounts payable, accrued expenses and capitalized lease obligations of $2,350,000 and $3,712,000, respectively, less accounts receivable and properties of $1,177,000, and $1,287,000, respectively.



NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

                                  Fiscal Years Ended
                              January 31,    February 1,
                                 1998           1997
                                    (In thousands)

Land                           $   272         $   272
Building and improvements        1,734           1,665
Fixtures and equipment          11,511          10,735
Leasehold improvements          11,303          11,015
                                24,820          23,687

Less accumulated depreciation   (6,306)         (4,104)
                               $18,514         $19,583

NOTE 4 - ACCRUED EXPENSES AND TAXES:

                                 Fiscal Years Ended
                             January 31,     February 1,
                                1998            1997
                                    (In thousands)

Payroll and related benefits   $1,082          $  752
Rent and occupancy              1,802           1,532
Insurance                         472             312
Advertising                       845             466
Restructuring charges             697           1,424
Fixtures and equipment            206             602
Other                           2,622           2,004

                               $7,726          $7,092

NOTE 5 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                    Fiscal Years Ended
                                 January 31,  February 1,
                                    1998         1997
                                      (In thousands)

Revolving credit facility          $  -         $  -

8% unsecured promissory note,
 due in quarterly installments
 through 2016                       753          771
                                    753          771
Less current maturities              20           18

                                   $733         $753

The Company has a revolving credit agreement which provides for maximum
borrowings of $15 million until June 27, 2000.   Borrowings may not exceed
certain percentages of, and are collateralized by, inventories, receivables, and certain other assets. The agreement provides for an annual collateral management fee and a commitment fee on the unused portion of the commitment. Outstanding borrowings bear interest, at the option of the Company, based on the prime rate or LIBOR. The agreement contains certain covenants which among other items, limits the payment of cash dividends when borrowings under the agreement are outstanding.

Annual maturities of long-term debt during the next five years are $20,000, $21,000, $23,000, $25,000 and $26,000.


NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Minimum annual commitments under non-cancelable leases in effect at January 31, 1998 are as follows (In thousands):

1999                        $ 8,886
2000                          8,918
2001                          8,919
2002                          9,041
2003                          8,831
Thereafter                   35,281

                            $79,876

At January 31, 1998, the Company and its subsidiaries were lessees of office space, stores and transportation equipment under various leases. In addition to fixed rents and rentals based on sales, certain of the leases require the payment of taxes and other costs. Some leases include renewal options.

Rental expense (income) for operating leases was as follows:

                                  Fiscal Years Ended
                         January 31,  February 1,  February 3,
                            1998         1997         1996
                                    (In thousands)

Minimum rentals           $6,979        $ 5,430      $3,089
Taxes and other costs      2,637          2,115       1,335
Sublease rentals               -           (295)       (761)

                          $9,616        $ 7,250      $3,663

Litigation
The Company is not party to any legal proceedings other than claims and lawsuits arising in the normal course of its business which, in the opinion of the Company's management, are not individually or in the aggregate material to its business.

Employment agreements
The Company has employment agreements with certain officers. Those agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified performance goals are attained.


NOTE 7 - CAPITAL STOCK:

Common Stock
On February 13, 1996, the Company completed a public offering of 2.18 million shares (including the over allotment option) of common stock at $8.00 per share. Proceeds from the offering, net of commissions and expenses, were approximately $16.0 million. The net proceeds from the offering were used primarily to finance the Company's store expansion plans as well as for general corporate purposes, including approximately $1.0 million to improve the Company's MIS systems capabilities.

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


The following summary sets forth the activity under the Company's stock incentive plans:

                                           Fiscal Years Ended
                                 January 31, 1998      February 1, 1997
                                       Weighted Avg.         Weighted Avg.
                               Shares Exercise Price Shares Exercise Price

Outstanding at beginning
 of year                       630,859    $ 5.81     580,359     $ 7.52
Granted                        247,000    $ 3.39     272,000     $ 7.52
Exercised                            -              ( 23,500)    $ 4.34
Terminated                    (358,034)   $ 5.36    (198,000)    $ 9.79
Outstanding at end of
 year                          519,825    $ 4.97     630,859     $ 5.81
Exercisable at end of
 year                          141,406    $ 6.01     312,609     $ 4.77
Available for grant at
 end of year                   128,800               253,500

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting For Stock Based Compensation", and, accordingly, no compensation cost has been recognized for the stock option plans.
The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                          Fiscal Years Ended
                              January 31,     February 1,     February 3,
                                 1998            1997            1996

Expected life (years)             5                5               5
Risk-free interest rate           6.0%             6.0%            6.5%
Expected volatility              44.7%            45.3%           35.4%
Dividend yield                    0.0%             0.0%            0.0%

Had compensation for options granted in Fiscal 1998, 1997 and 1996 been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would approximate the pro-forma amounts indicated below (In thousands except share data).

                                          Fiscal Years Ended
                              January 31,     February 1,     February 3,
                                 1998            1997            1996

Net loss                       $(2,042)        $(7,558)        $(14,400)
Net loss per share             $  (.27)        $ (1.01)        $  (2.71)

The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of future effects. SFAS No. 123 does not apply to awards prior to Fiscal 1996, and additional awards in future years are anticipated.

The weighted average fair value of options granted was $3.25, $4.09, and $5.17 for Fiscal 1998, 1997 and 1996 respectively.

NOTE 9 - TAXES ON INCOME:

Income taxes (benefit) consist of the following:

                                    Fiscal Years Ended
                           January 31,  February 1, February 3,
                              1998         1997        1996
                                     (In thousands)


Current:
  Federal                    $    -       $    -      $    -
  State and local                 -            -           -

                                  -            -           -
Deferred                          -            -       1,602

                                  -            -       1,602

Discontinued operations           -            -       1,602

Continuing operations        $    -       $    -      $    -



A reconciliation of the statutory federal income tax rate attributable to loss from continuing operations to the effective income tax rate is as follows:


Federal at statutory rates                   (34)%      (34)%      (34)%
State and local taxes
  net of federal tax benefits                 (4)        (4)        (4)
Losses with no current tax
  benefit                                     38         38         38

                                               -%         -%         -%

Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The components of deferred tax assets (liabilities) consist of the following:

                                         Fiscal Years Ended
                                      January 31,  February 1,
                                         1998         1997
                                           (In thousands)

Net operating loss carryforward
 (expiring in 2011-2013)                $ 8,133      $6,760
Capitalizable inventory costs               262         312
Discontinued operations                     641         992
Allowance for doubtful accounts             485         485
Restructured operations and other           597         778

 Gross deferred tax assets               10,118       9,327

Depreciation                               (508)       (433)

 Gross deferred tax liabilities            (508)       (433)

 Net deferred tax assets                  9,610       8,894

Valuation allowance                       9,610       8,894

Net tax assets                          $     -      $    -


NOTE 10 - EMPLOYEE RETIREMENT PLANS:

The Company has a 401-k savings plan designed to provide additional financial security during retirement by providing eligible employees with an incentive to make regular savings contributions. The Company matches 10% of the first 4% of compensation contributed by the employee.

The Company in the past participated in various multi-employer pension plans. Contributions and costs were determined in accordance with the provisions of negotiated labor contracts or terms of the plans. The Company does not administer or control the plans. One of the plans covering certain former employees, to which the Company and many other employers made contributions, has been terminated. The Employee Retirement Income Security Act ("ERISA") imposes certain liabilities upon employers who are contributors to a multi-employer pension plan in the event of withdrawal or termination of such a plan. During the year ended February 1, 1997 the Company agreed to settle its liability for approximately $780,000, payable in quarterly installments over 20 years, plus interest at 8% per annum. The liability was provided for in prior periods and was charged to discontinued operations in those periods.


NOTE 11 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted loss per share:

                                               Fiscal Years Ended
                                     January 31,  February 1,   February 3,
                                        1998         1997          1996
                                       (In thousands except share data)

Numerator
  Net loss from continuing
    operations - numerator for
    basic and diluted loss per
    share                             $ (1,918)    $ (7,492)     $ (5,272)

Denominator
  Denominator for basic loss
    per share - weighted average
    shares                               7,580        7,488         5,320

  Effect of dilutive securities -
    employee stock options                   7          113           178

    Denominator for diluted
      earnings per share -
      weighted average shares
      and dilutive potential
      common shares                      7,587        7,601         5,498

Loss per share:

  Basic                                $  (.25)    $  (1.00)     $   (.99)

  Diluted                              $  (.25)    $  (1.00)     $   (.99)

In accordance with FASB No. 128, as a result of losses from continuing operations, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share.

NOTE 12 - INDUSTRY SEGMENTS:

The Company operates substantially in one industry segment which includes the retail sales of children's toys and other products.

NOTE 13 - PROVISION FOR RESTRUCTURED OPERATIONS:

On August 10, 1994, the Company announced the closing of stores operating under the name Playworld Toy Stores and a provision of $3,900,000 was recorded for restructuring costs. The Company provided an additional $500,000 ($.09 per share) in Fiscal 1996 primarily to reflect the closing of one additional store that was not anticipated previously.


NOTE 14 - INTERIM FINANCIAL DATA (UNAUDITED):

                                          First     Second       Third       Fourth
                                         Quarter    Quarter     Quarter     Quarter
                                              (In thousands except share data)

Fiscal Year Ended January 31, 1998:
  Sales                                  $15,535    $13,654     $15,641     $36,834
  Gross profit                             5,871      5,115       5,942      14,348
  Net income (loss)                      $(2,003)   $(2,719)    $(2,399)    $ 5,203

Net income (loss) per share:
  Basic                                  $  (.26)   $  (.36)    $  (.32)    $   .69
  Assuming dilution                      $  (.26)   $  (.36)    $  (.32)    $   .69

Weighted Average Shares:
  Basic                                    7,580      7,580       7,580       7,580
  Assuming dilution                        7,580      7,587       7,585       7,594

Fiscal Year Ended February 1, 1997:
  Sales                                  $ 9,113    $ 9,531     $11,845     $28,921
  Gross profit                             3,186      3,446       4,604      11,632
  Net income (loss)                      $(2,693)   $(3,075)    $(2,468)    $   744

Net income (loss) per share:
  Basic                                  $  (.37)   $  (.41)    $  (.33)    $   .10
  Assuming dilution                      $  (.37)   $  (.41)    $  (.33)    $   .10

Weighted Average Shares:
  Basic                                    7,239      7,558       7,574       7,580
  Assuming dilution                        7,401      7,691       7,692       7,617

The Company's sales are highly seasonal. Net income (loss) per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year income (loss) per share amount.

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                For the Fiscal Years Ended
                 January 31, 1998, February 1, 1997 and February 3, 1996
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
                         Balance at      Charged to   Charged to   Deductions   Balance at
                         beginning of    costs and    other                     end of
                         year            expenses     accounts                  year

For estimated losses
in collection:

Year ended January 31,
  1998                   $ 1,277         $     -      $     -      $    -     $ 1,277

Year ended February 1,
  1997                   $ 1,277         $     -      $     -      $    -     $ 1,277

Year ended February 3,
  1996                   $   983         $   581      $     -      $  287 (a) $ 1,277


(a)  Write-offs net of recoveries

All amounts are included in discontinued operations.