Form 10-Q
period 1998-05-02
NOODLE KIDOODLE INC
filed 1998-06-11
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             ---------
                             FORM 10-Q


(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended May 2, 1998

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

As of May 29, 1998, there were 7,582,640 outstanding shares of the issuer's common stock, par value $.001 per share (excluding
924,261 treasury shares).

                      TABLE OF  CONTENTS


PART I - FINANCIAL INFORMATION
                                                            Page

Item 1. - Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   May 2, 1998, May 3, 1997 and January 31, 1998             3

  Condensed Consolidated Statements of  Operations
   Thirteen Weeks Ended May 2, 1998 and May 3, 1997          4

  Condensed Consolidated Statements of Cash Flows
   Thirteen Weeks Ended May 2, 1998 and May 3, 1997          5

  Notes to Condensed Consolidated Financial Statements	      6

Item 2. -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     8


PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8K                    10

SIGNATURES                                                   11


                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENT

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                              May 2,     May 3,   January 31,
                                               1998       1997       1998

                                             (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                  $ 5,836     $10,398     $11,099
  Merchandise inventories                     21,279      16,410      16,821
  Prepaid expenses and other current assets    3,272       2,678       3,024

    Total current assets                      30,387      29,486      30,944

Property, plant and equipment - net           19,102      19,351      18,514

Other assets                                      30          74          23

    Total Assets                             $49,519     $48,911     $49,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt       $    20     $    18     $    20
  Trade accounts payable                       8,280       5,308       6,048
  Accrued expenses and taxes                   6,493       7,020       7,726
  Net liabilities of discontinued operations   1,252       2,120       1,173

   Total current liabilities                  16,045      14,466      14,967

Long-term debt                                   729         749         733

Commitments and contingencies                      -           -           -

Stockholders' equity:
  Preferred stock-authorized 1,000,000
   shares, par value $.001,(none issued)           -           -           -
  Common stock-authorized 15,000,000,
   par value $.001, issued 8,506,901,
   8,503,901 and 8,503,901 shares,
   respectively                                    9           9           9
  Capital in excess of par value              43,076      43,063      43,063
  Accumulated deficit                         (6,548)    ( 5,584)     (5,499)

                                              36,537      37,488      37,573

  Less treasury stock, at cost, 924,261
   shares                                      3,792       3,792       3,792

   Total stockholders' equity                 32,745      33,696      33,781

  Total Liabilities and Stockholders' Equity $49,519     $48,911     $49,481









    See accompanying notes to Condensed Consolidated Financial Statements.

                                   -3-

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED
                                                       Thirteen Weeks Ended
                                                        May 2,       May 3,
                                                         1998         1997

                                               (In thousands, except per share data)


Net sales                                               $18,045      $15,535

Costs and expenses:
 Cost of product sold including
  buying and warehousing costs                           11,030        9,664
 Selling and administrative expenses                      8,150        7,974

                                                         19,180       17,638

 Operating loss                                          (1,135)      (2,103)
 Interest income                                            109          123
 Interest expense                                           (23)         (23)

Loss before income tax                                   (1,049)      (2,003)
Income taxes (benefit)                                        -            -

Net loss                                                $(1,049)     $(2,003)

Basic and diluted loss per share                        $  (.14)     $  (.26)

Weighted average shares outstanding                       7,580        7,580





































      See accompanying notes to Condensed Consolidated Financial Statements


                     NOODLE KIDODOLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                                       Thirteen Weeks Ended
                                                        May 2       May 3
                                                         1998        1997

                                                          (In thousands)

Cash flows from operating activities:
 Net loss from operations                              $(1,049)     $(2,003)
 Adjustments to reconcile to net cash provided
  (used):
  Depreciation                                             647          572
  Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                             (4,458)         908
    Prepaid expenses, taxes and other current assets      (248)          74
    Trade accounts payable, accrued expenses and taxes     999          187

      Net cash (used in) continuing operations          (4,109)        (262)

  Decrease (increase) in non-cash working capital
   accounts and other of discontinued operations            79         (305)

      Net cash provided by (used in) discontinued
       operations                                           79         (305)

      Net cash (used in)operating activities            (4,030)        (567)

Cash flows from investing activities:
 Property additions                                     (1,235)        (344)
 Other                                                      (7)         (20)

      Net cash (used in)investing activities            (1,242)        (364)

Cash flows from financing activities:
 Proceeds from exercise of employee stock options           13            -
 Reduction of long-term debt                                (4)          (4)

      Net cash provided by (used in) financing
       activities                                            9           (4)

Net increase (decrease) in cash and cash equivalents    (5,263)        (935)

Cash and cash equivalents - beginning of period         11,099       11,333

Cash and cash equivalents - end of period              $ 5,836      $10,398

Supplemental cash flow information

  Interest expense                                      $   23      $    23

  Income taxes, net                                          -            -















    See accompanying notes to Condensed Consolidated Financial Statements

           NOODLE KIDOODLE, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           UNAUDITED


NOTE 1.  Basis of presentation.
         The accompanying interim unaudited consolidated financial statements include the accounts of Noodle Kidoodle, Inc. and subsidiaries (the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual Report on Form 10-K for the year ended January 31, 1998.

NOTE 2.  Cash and cash equivalents.
         All highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. These investments are stated at cost which approximates market.

NOTE 3.  Income taxes.
         Income tax provisions are based on estimated annual effective tax rates. The loss for the periods ended
         May 2, 1998 and May 3, 1997 provided no tax benefit.

NOTE 4.  Earnings per share.
         For the fiscal year ended January 31, 1998, the Company adopted Statement of Accounting Standards No. 128 ("FAS 128") which requires the presentation of basic and diluted earnings per share, which replaces primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of employee stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of FAS 128.

         Average common and common equivalent shares used in computing diluted earnings per share were 7,670,000 and 7,580,000 shares for the quarters ended May 2, 1998 and May 3, 1997, respectively, as a result of applying the treasury stock method to outstanding employee stock options. In accordance with FAS 128, as a result of losses from operations, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Thirteen Weeks Ended May 2, 1998 Compared With
             Thirteen Weeks Ended May 3, 1997


Results of Operations

Net sales increased a total of 16.1% to $18.0 million in the thirteen week period ended May 2, 1998 from $15.5 million in the comparable period in the prior year. Sales in Noodle Kidoodle stores increased 16.1% to $18.0 million in the current first quarter from $15.5 million in the comparable period in the prior year, primarily due to increases in comparable store sales of 16%, the addition of one store in the current quarter and the addition of one store early in the first quarter of last year. The Company had 31 comparable stores at May 2, 1998. One Playworld retail store had sales of $36,000 in the thirteen week period ended May 3, 1997. That store was closed on October 31, 1997. The Company operated 33 Noodle Kidoodle stores at May 2, 1998 compared to 32 Noodle Kidoodle stores and one Playworld store at May 3, 1997.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased 18.6% to $7.0 million in the first quarter ended May 2, 1998 from $5.9 million in the comparable period in the prior year. Gross profit, as a percentage of net sales ("gross profit percentage") increased to 38.9% for the thirteen week period ended May 2, 1998 from 37.8% in the comparable period in the prior year, primarily due to lower merchandise costs of 1.3%, decreased buying costs (including the salaries and related expenses of the Company's buyers) offset by higher variable warehousing costs.

Selling and administrative expenses increased $.2 million to $8.2 million in the thirteen week period ended May 2, 1998 from $8.0 million in the comparable period in the prior year. This increase resulted from higher direct store expenses of $.2 million, which consist of payroll, advertising and other store operating costs, as a result of changes in store base and higher sales levels, and increases in home office expenses of $.1 million offset by reductions in pre-opening expenses of $.1 million. Selling and administrative expenses, as a percent of net sales, decreased to 45.2% in the current quarter ended May 2, 1998 from 51.3% in the comparable period in the prior year, primarily as a result of leveraging selling and administrative expenses which did not rise commensurately with increased sales levels.

Net loss decreased 50.0% to $1.0 million ($.14 per share) for the quarter ended May 2, 1998 from $2.0 million ($.26 per share) in the comparable period in the prior year. The net loss for both periods ended May 2, 1998 and May 3, 1997 did not include tax benefits.

Liquidity and Capital Resources.

During the thirteen week period ended May 2, 1998 the Company's operating activities of its continuing operations used $4.1 million of cash. This use of cash resulted from the net loss of $1.0 million, and an increase in working capital of $3.7 million offset by non-cash charges of $.6 million. The increase in working capital resulted primarily from increased inventory levels of $4.5 million needed for the Company's planned store expansions in the second quarter. The net liabilities of discontinued operations increased $.1 million. The Company also used cash to fund investing activities of $1.2 million primarily for the purchase of fixed assets for new stores. As a result of the foregoing, cash and cash equivalents decreased during the period by $5.3 million.

The Company opened one store during the three months ended May 2, 1998 and expects to open five additional stores in the next two quarters of fiscal 1999. In addition, the Company plans to continue to make investments in its distribution center and for store remodels to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through a combination of available cash and borrowings from its existing revolving line of credit.

In June 1997 the Company entered into a $15.0 million, three-year revolving credit facility with The CIT Group/Business Credit, Inc. This facility may be used for direct borrowings and letters of credit and is secured by the Company's inventory, receivables and certain other assets. As of May 2, 1998, no borrowings were outstanding under the revolving credit facility.

The Company expects that its current cash and cash equivalents and funds available under its revolving credit facility will be sufficient to fund its planned store openings and other recurring operational cash needs for the near future. The Company is continually evaluating financing possibilities for its long-term expansion, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, dependent upon market conditions, or from borrowings under future credit facilities.

The Company has available net operating loss carryfowards of approximately $21.4 million for income tax purposes.

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

                PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K
          (a) The following exhibit is filed as part of this report:

          Exhibit 27 - Financial Data Schedule (SEC/EDGAR only)

          (b)  Reports on Form 8-K.

              On May 15, 1998, Noodle Kidoodle, Inc. filed report on Form 8-K dated March 11, 1998 which reported the following information under Items
              5 and 7 of that form.

              The Board of Directors of Noodle Kidoodle, Inc. (the "Company") authorized the issuance of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.001 per share, of the Company. The description and terms of the Rights are set forth in the Rights Agreement, dated as of May 1, 1998 between Noodle Kidoodle, Inc. and Chase Mellon Shareholders' Services, L.L.C. as Rights Agent, together with Exhibits A and B attached thereto.

              The Board of Directors of the Company approved an amendment to Article I, Section 3 of the Amended and Restated Bylaws of the Company on May 13, 1998.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NOODLE KIDOODLE, INC.
                                   (Registrant)


Date:  June 12, 1998               /s/ Stanley Greenman
                                   Stanley Greenman, Chairman
                                   of the Board, Chief
                                   Executive Officer, and
                                   Treasurer
                                   (Principal Executive
                                    Officer)

Date:  June 12, 1998               /s/ Kenneth S. Betuker
                                   Kenneth S. Betuker
                                   Vice President, Chief
                                   Financial Officer and
                                   Secretary
                                   (Principal Financial and
                                    Accounting Officer)