Form 10-Q
period 1998-08-01
NOODLE KIDOODLE INC
filed 1998-09-14
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             ---------
                             FORM 10-Q


(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998

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

As of September 2, 1998, there were 7,592,140 outstanding shares of the issuer's common stock, par value $.001 per share
(excluding 914,761 treasury shares).

                      TABLE OF  CONTENTS


PART I - FINANCIAL INFORMATION
                                                            Page

Item 1. - Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   August 1, 1998, August 2, 1997 and January 31, 1998       3

  Condensed Consolidated Statements of  Operations
   Thirteen and Twenty-Six Weeks Ended August 1, 1998
   and August 2, 1997                                        4

  Condensed Consolidated Statements of Cash Flows
   Twenty-Six Weeks Ended August 1, 1998 and August 2, 1997  5

  Notes to Condensed Consolidated Financial Statements	      6

Item 2. -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     8


PART II - OTHER INFORMATION

Item 4. - Submissions of Matters to a Vote of Security       11
          Holders

Item 6. - Exhibits and Reports on Form 8K                    11



SIGNATURES                                                   12




                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENT

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED
                                            August 1,  August 2,  January 31,
                                               1998     1997         1998

                                            (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                  $ 1,247     $ 5,946     $11,099
  Merchandise inventories                     21,769      17,681      16,821
  Prepaid expenses and other current assets    3,345       3,140       3,024

    Total Current Assets                      26,361      26,767      30,944

Property, plant and equipment - net           20,449      18,851      18,514

Other assets                                      32          93          23

    Total Assets                             $46,842     $45,711     $49,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt       $    20     $    18     $    20
  Trade accounts payable                       6,245       5,752       6,048
  Accrued expenses and taxes                   7,324       6,371       7,726
  Net liabilities of discontinued operations   1,263       1,849       1,173

   Total Current Liabilities                  14,852      13,990      14,967

Long-term debt                                   724         744         733

Commitments and contingencies                      -           -           -

Stockholders' equity:
  Preferred stock-authorized 1,000,000
   shares, par value $.001,(none issued)           -           -           -
  Common stock-authorized 15,000,000,
   par value $.001, issued 8,506,901
   8,503,901 and 8,503,901 shares,
   respectively                                    9           9           9
  Capital in excess of par value              43,083      43,063      43,063
  Accumulated deficit                         (8,073)    ( 8,303)     (5,499)

                                              35,019      34,769      37,573

  Less treasury stock, at cost, 914,761
   shares                                      3,753       3,792       3,792

   Total Stockholders' Equity                 31,266      30,977      33,781

  Total Liabilities and Stockholders' Equity $46,842     $45,711     $49,481





    See accompanying notes to Condensed Consolidated Financial Statements.

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED
                                       Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                       August 1,    August 2,    August 1,    August 2,
                                         1998         1997         1998         1997

                                           (In thousands, except per share data)


Net sales                              $18,431      $13,654      $36,476      $29,189

Costs and expenses:
 Cost of product sold including
  buying and warehousing costs          11,089        8,539       22,119       18,203
 Selling and administrative expenses     8,909        7,948       17,059       15,922

                                        19,998       16,487       39,178       34,125

 Operating loss                         (1,567)      (2,833)      (2,702)      (4,936)
 Interest income                            63          137          172          260
 Interest expense                          (21)         (23)         (44)         (46)

Loss before income tax                  (1,525)      (2,719)      (2,574)      (4,722)
Income taxes (benefit)                       -            -            -            -

Net loss                               $(1,525)     $(2,719)     $(2,574)     $(4,722)

Basic and diluted loss per share       $ (0.20)     $ (0.36)     $ (0.34)     $ (0.62)

Weighted average shares outstanding      7,587        7,580        7,583        7,580



















      See accompanying notes to Condensed Consolidated Financial Statements

                     NOODLE KIDODOLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                                      Twenty-Six Weeks Ended
                                                       August 1,   August 2,
                                                         1998        1997

                                                          (In thousands)

Cash flows from operating activities:
 Net loss from operations                              $(2,574)     $(4,722)
 Adjustments to reconcile to net cash provided
  (used):
  Depreciation                                           1,346        1,207
  Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                             (4,948)        (363)
    Prepaid expenses, taxes and other current assets      (321)        (388)
    Trade accounts payable, accrued expenses and taxes    (205)         (18)

      Net cash (used in) continuing operations          (6,702)      (4,284)

  Decrease (increase) in non-cash working capital
   accounts and other of discontinued operations            90         (576)

      Net cash provided by (used in) discontinued
       operations                                           90         (576)

      Net cash (used in)operating activities            (6,612)      (4,860)

Cash flows from investing activities:
 Property additions                                     (3,281)        (479)
 Other                                                      (9)         (39)

      Net cash (used in)investing activities            (3,290)        (518)

Cash flows from financing activities:
 Proceeds from exercise of employee stock options           59            -
 Reduction of long-term debt                                (9)          (9)

      Net cash provided by (used in) financing
       activities                                           50           (9)

Net increase (decrease) in cash and cash equivalents    (9,852)      (5,387)

Cash and cash equivalents - beginning of period         11,099       11,333

Cash and cash equivalents - end of period              $ 1,247      $ 5,946

Supplemental cash flow information

  Interest expense                                      $   44      $    46

  Income taxes, net                                          -            -









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

NOTE 3.  Income taxes.
         Income tax provisions are based on estimated annual effective tax rates. The losses for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 provided no tax benefit.

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

         Average common and common equivalent shares used in computing diluted earning per share as a result of applying the treasury stock method to outstanding employee stock options were as follows:

          Thirteen Weeks Ended     Twenty-Six Weeks Ended
         August 1,    August 2,    August 1,    August 2,
           1998         1997         1998         1997

         7,697,400    7,586,500    7,683,000    7,583,200

         In accordance with FAS 128, as a result of losses from operations for the quarter and six month period ended August 1, 1998 and August 2, 1997, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Thirteen Weeks Ended August 1, 1998 Compared With
             Thirteen Weeks Ended August 2, 1997


Results of Operations

Net sales increased a total of 34.3% to $18.4 million in the thirteen week period ended August 1, 1998 from $13.7 million in the comparable period in the prior year. Sales in Noodle Kidoodle stores increased 35.3% to $18.4 million in the second quarter from $13.6 million in the comparable period in the prior year, primarily due to increases in comparable store sales of 25% and the addition of four new stores in the second quarter and one new store in the first quarter of fiscal 1999. The Company had 32 comparable stores at August 1, 1998. One Playworld retail store had sales of $62,000 in the thirteen week period ended August 2, 1997. That store was closed on October 31, 1997. The Company operated 37 Noodle Kidoodle stores at August 1, 1998 compared to 32 Noodle Kidoodle stores and one Playworld store at August 2, 1997.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased 43.1% to $7.3 million in the thirteen week period ended August 1, 1998 from $5.1 million in the comparable period in the prior year. Gross profit, as a percentage of net sales ("gross profit percentage") increased to 39.8% for the second quarter ended August 1, 1998 from 37.5% in the comparable period in the prior year, primarily due to lower merchandise costs and markdowns and the additional sales leverage on buying and warehousing costs.

Selling and administrative expenses increased $1.0 million to $8.9 million in the thirteen week period ended August 1, 1998 from $7.9 million in the comparable period in the prior year. This increase resulted from higher direct store expenses of $1.1 million, which consist of payroll, advertising and other store operating costs, as a result of changes in the store base and higher sales levels, offset by decreases in the home office and pre-opening expenses of $.1 million each. Selling and administrative expenses, as a percent of net sales, decreased to 48.3% in the current quarter ended August 1, 1998 from 58.2% in the comparable period in the prior year, primarily as a result of sales leverage against selling and administrative expenses which did not rise commensurately with increased sales levels.

Net loss decreased 44.4% to $1.5 million ($0.20 per share) for the thirteen week period ended August 1, 1998 from $2.7 million ($0.36 per share) in the comparable period in the prior year. The net loss for both periods ended August 1, 1998 and August 2, 1997 did not include tax benefits.

        Twenty-Six Weeks Ended August 1, 1998 Compared with Twenty-Six Weeks Ended August 2, 1997


Net sales increased a total of 25.0% to $36.5 million in the twenty-six week period ended August 1,1998 from $29.2 million in the comparable period in the prior year. Sales in Noodle Kidoodle stores increased 25.4% to $36.5 million in the current six month period from $29.1 million in the comparable period in the prior year, primarily due to increases in comparable store sales of 20%, the addition of five new stores in the current six month period and one new store in the first quarter of last year. The Company had 32 comparable stores at August 1, 1998. One Playworld retail store had sales of $98,000 in the twenty-six week period ended August 2, 1997. The store was closed on October 31, 1997. The Company operated 37 Noodle Kidoodle stores at August 1, 1998 compared to 32 Noodle Kidoodle stores and one Playworld store at August 2, 1997.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased 30.9% to $14.4 million in the twenty-six week period ended August 1, 1998 from $11.0 million in the comparable period in the prior year. Gross profit percentage increased to 39.4% in the current six-month period from 37.6% in the comparable period in the prior year, primarily due to lower merchandise costs and markdowns and decreased buying costs (including the salaries and related expenses of the Company's buyers), partially offset by higher variable warehousing costs.

Selling and administrative expenses increased $1.1 million to $17.0 million in the twenty-six week period ended August 1, 1998 from $15.9 million in the comparable period in the prior year. These increases resulted from higher direct store expenses of $1.3 million, which consists of payroll, advertising and other store operating costs, as a result of changes in the store base and higher sales levels, offset by a reduction in pre-opening expenses of $0.2 million. Selling and administrative expenses, as a percent of net sales, decreased to 46.8% in the current six-month period ended August 1, 1998 from 54.5% in the comparable period in the prior year, primarily as a result of sales leverage against selling and administrative expenses which did not rise commensurately with increases sales levels.

Net loss decreased 44.7% to $2.6 million ($0.34 per share) for the twenty-six week period ended August 1, 1998 from $4.7 million ($0.62 per share) in the comparable period in the prior year. The net loss for both periods ended August 1, 1998 and August 2, 1997 did not include tax benefits.


Liquidity and Capital Resources.

During the twenty-six week period ended August 1, 1998 the Company's operating activities of its continuing operations used $6.7 million of cash. This use of cash resulted from the net loss of $2.6 million and an increase in working capital of $5.4 million offset by non-cash charges of $1.3 million. The increase in working capital results primarily from increased inventory levels of $4.9 million as a result of the addition of five new stores and inventories needed for the Company's planned store expansions in the remainder of the year. The net liabilities of discontinued operations increased $.1 million. The Company also used cash to fund investing activities of $3.3 million primarily for the purchase of fixed assets for new stores. As a result of the foregoing, cash and cash equivalents decreased during the period by $9.9 million.

The Company opened five new stores during the six months ended August 1, 1998 and expects to open at least four additional stores in the next two quarters of fiscal 1999.
In addition, the Company plans to continue to make investments in its distribution center and for store remodels to improve operational efficiencies and customer service.
The Company expects to meet these cash requirements through a combination of available cash and borrowings from its existing revolving line of credit.

In June 1997 the Company entered into a $15.0 million, three-year revolving credit facility with The CIT Group/Business Credit, Inc. This facility may be used for direct borrowings and letters of credit and is secured by the Company's inventory, receivables and certain other assets. As of August 1, 1998, no borrowings were outstanding under the revolving credit facility.

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

                PART II - OTHER INFORMATION


Item 4. - Submission of Matters to a Vote of Security
          Holders.
          (a) The Annual Meeting of Stockholders of Noodle
              Kidoodle, Inc. was held on July 7, 1998 and continued on August 6, 1998.

          (b) Election of Directors

Nominees (Class I Directors)   Shares For   Shares Withheld
      Lester Greenman          6,747,892         56,640
      Melvin C. Redman         6,693,892        110,640
      Barry W. Ridings         6,695,691        108,841

(c)  Holders of common shares voted at the
     continuation of the meeting on August 6, 1998 on the following matters, which were set forth in the Registrant's Proxy Statement dated May
     29, 1998.

                                Shares           Shares       Shares
(i) Directors Proposals           For            Against      Abstain
    That the Company Amend
    its Certificate of In-     3,682,624         933,061     2,966,955
    corporation and its        (48.6%)           (12.3%)     (39.1%)
    Amended and Restated
    By-Laws to eliminate
    Stockholder Action by
    Written Consent. (*)

    That the Company Amend     3,600,941         984,240      2,241,281
    its 1994 Stock Incen-      (52.8%)           (14.4%)      (32.8%)
    tive Plan. (**)


    (*) Percentages are based on total number of outstanding common shares. Approval of this proposal required a majority of the outstanding common shares.

    (**) Percentages are based on total number of common shares present at the meeting in person or by proxy. Approval of this proposal required a majority of the common stock present at the meeting in person or by proxy.


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


                                   NOODLE KIDOODLE, INC.
                                   (Registrant)


Date:  September 14, 1998          /s/ Stanley Greenman
                                   Stanley Greenman, Chairman
                                   of the Board, Chief
                                   Executive Officer, and
                                   Treasurer
                                   (Principal Executive
                                    Officer)

Date:  September 14, 1998          /s/ Kenneth S. Betuker
                                   Kenneth S. Betuker
                                   Vice President, Chief
                                   Financial Officer and
                                   Secretary
                                   (Principal Financial and
                                    Accounting Officer)