Form 10-Q
period 1998-10-31
NOODLE KIDOODLE INC
filed 1998-12-14
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             ---------
                             FORM 10-Q


(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

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

As of December 7, 1998, there were 7,594,640 outstanding shares of the issuer's common stock, par value $.001 per share
(excluding 912,261 treasury shares).

                      TABLE OF  CONTENTS


PART I - FINANCIAL INFORMATION
                                                            Page

Item 1. - Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   October 31, 1998, November 1, 1997 and January 31, 1998   3

  Condensed Consolidated Statements of  Operations
   Thirteen and Thirty-Nine Weeks Ended October 31, 1998
   and November 1, 1997                                      4

  Condensed Consolidated Statements of Cash Flows
   Thirty-Nine Weeks Ended October 31, 1998 and November
   1, 1997                                                   5

  Notes to Condensed Consolidated Financial Statements	      6

Item 2. -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     8


PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8K                    12



SIGNATURES                                                   13






                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENT

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED
                                            October 31, November 1  January 31,
                                               1998        1997       1998

                                               (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                  $    54     $   259     $11,099
  Merchandise inventories                     34,054      26,035      16,821
  Prepaid expenses and other current assets    3,118       2,754       3,024

    Total Current Assets                      37,226      29,048      30,944

Property, plant and equipment - net           21,726      18,881      18,514

Other assets                                      38          89          23

    Total Assets                             $58,990     $48,018     $49,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt       $    20     $    18     $    20
  Revolving credit facility                    5,419           -           -
  Trade accounts payable                      13,019      10,474       6,048
  Accrued expenses and taxes                   8,842       7,074       7,726
  Net liabilities of discontinued operations   1,259       1,135       1,173

   Total Current Liabilities                  28,559      18,701      14,967

Long-term debt                                   719         739         733

Commitments and contingencies                      -           -           -

Stockholders' equity:
  Preferred stock-authorized 1,000,000
   shares, par value $.001,(none issued)           -           -           -
  Common stock-authorized 15,000,000,
   par value $.001, issued 8,506,901
   8,503,901 and 8,503,901 shares,
   respectively                                    9           9           9
  Capital in excess of par value              43,083      43,063      43,063
  Accumulated deficit                         (9,627)    (10,702)     (5,499)

                                              33,465      32,370      37,573

  Less treasury stock, at cost, 914,761,
   924,261 and 924,261 shares, respectively    3,753       3,792       3,792

   Total Stockholders' Equity                 29,712      28,578      33,781

  Total Liabilities and Stockholders' Equity $58,990     $48,018     $49,481








    See accompanying notes to Condensed Consolidated Financial Statements.


                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED
                                       Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                      October 31,  November 1,  October 31,  November 1,
                                         1998         1997         1998         1997

                                           (In thousands, except per share data)


Net sales                              $22,670      $15,641      $59,146      $44,830

Costs and expenses:
 Cost of product sold including
  buying and warehousing costs          13,816        9,699       35,935       27,902
 Selling and administrative expenses    10,336        8,409       27,395       24,331

                                        24,152       18,108       63,330       52,233

 Operating loss                         (1,482)      (2,467)      (4,184)      (7,403)
 Interest income                            12           90          184          350
 Interest expense                          (84)         (22)        (128)         (68)

Loss before income tax                  (1,554)      (2,399)      (4,128)      (7,121)
Income taxes (benefit)                       -            -            -            -

Net loss                               $(1,554)     $(2,399)     $(4,128)     $(7,121)

Basic and diluted loss per share       $ (0.20)     $ (0.32)     $ (0.54)     $ (0.94)

Weighted average shares outstanding      7,592        7,580        7,586        7,580








      See accompanying notes to Condensed Consolidated Financial Statements

                     NOODLE KIDODOLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                                     Thirty-Nine Weeks Ended
                                                      October 31, November 1,
                                                         1998        1997

                                                          (In thousands)

Cash flows from operating activities:
 Net loss from operations                              $(4,128)     $(7,121)
 Adjustments to reconcile to net cash provided
  (used):
  Depreciation                                           2,086        1,847
  Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                            (17,233)      (8,717)
    Prepaid expenses, taxes and other current assets       (94)          (2)
    Trade accounts payable, accrued expenses and taxes   8,087        5,407

      Net cash (used in) continuing operations         (11,282)      (8,586)

  Decrease (increase) in non-cash working capital
   accounts and other of discontinued operations            86       (1,290)

      Net cash provided by (used in) discontinued
       operations                                           86       (1,290)

      Net cash (used in)operating activities           (11,196)      (9,876)

Cash flows from investing activities:
 Property additions                                     (5,298)      (1,206)
 Other                                                     (15)          22_

      Net cash (used in)investing activities            (5,313)      (1,184)

Cash flows from financing activities:
 Net increase in revolving credit facility               5,419            -
 Proceeds from exercise of employee stock options           59            -
 Reduction of long-term debt                               (14)         (14)

      Net cash provided by (used in) financing
       activities                                        5,464          (14)

Net (decrease) in cash and cash equivalents            (11,045)     (11,074)

Cash and cash equivalents - beginning of period         11,099       11,333

Cash and cash equivalents - end of period              $    54      $   259

Supplemental cash flow information

  Interest expense                                      $  128      $    68

  Income taxes, net                                          -            -








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

NOTE 3.  Income taxes.
         Income tax provisions are based on estimated annual effective tax rates. The losses for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 provided no tax benefit.

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

         Average common and common equivalent shares used in computing diluted earning per share as a result of applying the treasury stock method to outstanding employee stock options were as follows:


          Thirteen Weeks Ended     Thirty-Nine Weeks Ended
        October 31,  November 1,  October 31,  November 1,
           1998         1997         1998         1997

         7,660,700   7,585,100     7,676,600    7,583,800


         In accordance with FAS 128, as a result of losses from operations for the quarter and nine month period ended October 31, 1998 and November 1, 1997, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Thirteen Weeks Ended October 31, 1998 Compared With
               Thirteen Weeks Ended November 1, 1997


Results of Operations:

Net sales increased a total of 45.5% to $22.7 million in the thirteen week period ended October 31, 1998 from $15.6 million in the comparable period in the prior year. Sales in Noodle Kidoodle stores increased 46.5% to $22.7 million in the third quarter from $15.5 million in the comparable period in the prior year, primarily due to increases in comparable store sales of 25% and the addition of two new stores in the third quarter and seven new stores in the first half of fiscal 1999. The Company had 32 comparable stores at October 31, 1998. One Playworld retail store had sales of $111,000 in the thirteen week period ended November 1, 1997. That store was closed on October 31, 1997. The Company operated 39 Noodle Kidoodle stores at October 31, 1998 compared to 32 Noodle Kidoodle stores at November 1, 1997.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased 50.8% to $8.9 million in the thirteen week period ended October 31, 1998 from $5.9 million in the comparable period in the prior year. Gross profit, as a percentage of net sales ("gross profit percentage") increased to 39.1% for the third quarter ended October 31, 1998 from 38.0% in the comparable period in the prior year, primarily due to lower merchandise costs and the additional sales leverage on buying costs partially offset by higher variable warehousing costs.

Selling and administrative expenses increased $1.9 million to $10.3 million in the thirteen week period ended October 31, 1998 from $8.4 million in the comparable period in the prior year. This increase resulted from higher direct store expenses (which consist of payroll, occupancy, advertising and other store operating costs), of $1.5 million as a result of changes in the store base and higher sales levels and an increase in home office expenses of $.4 million. Selling and administrative expenses, as a percent of net sales, decreased to 45.6% in the current quarter ended October 31, 1998 from 53.8% in the comparable period in the prior year, primarily as a result of sales leverage against selling and administrative expenses which did not rise commensurately with increased sales levels.

Net loss decreased 33.3% to $1.6 million ($0.20 per share) for the thirteen week period ended October 31, 1998 from $2.4 million ($0.32 per share) in the comparable period in the prior year. The net loss for both periods ended October 31, 1998 and November 1, 1997 did not include tax benefits.

        Thirty-Nine Weeks Ended October 31, 1998 Compared with Thirty-Nine Weeks Ended November 1, 1997


Net sales increased a total of 31.9% to $59.1 million in the thirty-nine week period ended October 31, 1998 from $44.8 million in the comparable period in the prior year. Sales in Noodle Kidoodle stores increased 32.5% to $59.1 million in the current nine month period from $44.6 million in the comparable period in the prior year, primarily due to increases in comparable store sales of 22%, the addition of seven new stores in the current nine month period and one new store in the first quarter of last year. The Company had 32 comparable stores at October 31, 1998. One Playworld retail store had sales of 209,000 in the thirty-nine week period ended October 31, 1997. The store was closed on October 31, 1997. The Company operated 39 Noodle Kidoodle stores at October 31, 1998 compared to 32 Noodle Kidoodle stores at October 31, 1997.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased 37.3% to $23.2 million in the thirty-nine week period ended October 31, 1998 from $16.9 million in the comparable period in the prior year. Gross profit percentage increased to 39.2% in the current nine-month period from 37.8% in the comparable period in the prior year, primarily due to lower merchandise costs and markdowns and decreased buying costs (including the salaries and related expenses of the Company's buyers), partially offset by higher variable warehousing costs.

Selling and administrative expenses increased $3.1 million to $27.4 million in the thirty-nine week period ended October 31, 1998 from $24.3 million in the comparable period in the prior year. These increases resulted from higher direct store expenses (which consists of payroll, occupancy, advertising and other store operating costs), of $2.8 million, as a result of changes in the store base and higher sales levels, higher home-office expenses of $0.4 million, offset by a reduction in pre-opening expenses of $0.1 million. Selling and administrative expenses, as a percent of net sales, decreased to 46.3% in the current nine-month period ended October 31, 1998 from 54.3% in the comparable period in the prior year, primarily as a result of sales leverage against selling and administrative expenses which did not rise commensurately with increases sales levels.

Net loss decreased 42.3% to $4.1 million ($0.54 per share) for the thirty-nine week period ended October 31, 1998 from $7.1 million ($0.94 per share) in the comparable period in the prior year. The net loss for both periods ended October 31, 1998 and November 1, 1997 did not include tax benefits.


Liquidity and Capital Resources:

During the thirty-nine week period ended October 31, 1998 the operating activities of the Company's continuing operations used $11.3 million of cash. This use of cash resulted from the net loss of $4.1 million and an increase in working capital of $9.2 million, offset by non-cash charges of $2.0 million. The increase in working capital resulted primarily from the seasonal build up of inventory in preparation for the upcoming holiday selling season, the addition of seven new stores and inventories needed for the Company's planned store expansions in the remainder of the year, offset by increases in trade accounts payable, accrued expenses and taxes. The net liabilities of discontinued operations increased $.1 million. The Company used cash to fund investing activities of $5.3 million, primarily for the purchase of fixed assets for new stores. Cash provided from financing activities was $5.5 million, primarily from borrowings of $5.4 million under the Company's revolving credit facility. As a result of the foregoing, cash and cash equivalents decreased during the period by $11.0 million.

The Company opened seven new stores during the nine months ended October 31, 1998 and expects to open three additional stores in November of fiscal 1999. In addition, the Company plans to continue to make investments in its distribution center, its management information systems, and for store remodels to improve operational efficiencies and customer service. The Company expects to meet these cash requirements through a combination of available cash and borrowings from its existing revolving line of credit.

In June 1997 the Company entered into a $15.0 million, three-year revolving credit facility with The CIT Group/Business Credit, Inc. This facility may be used for direct borrowings and letters of credit and is secured by the Company's inventory, receivables and certain other assets. As of October 31, 1998, the Company had $5.4 million of outstanding borrowings under the revolving credit facility.

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

Year 2000 Disclosure:

Management has completed its review of year 2000 issues and does not believe that the business impact or cost of these issues is material. The following areas have been reviewed:

Corporate Information Systems: All corporate information systems, both those developed by the Company and critical systems developed by third parties, have been developed in an environment and programming language which are not affected by the year 2000 problem, and no software changes are needed.

In-Store Systems: All in-store and point of sale (POS) software was developed by an outside software firm which has provided written assurance of the systems' year 2000 compliance. The company has prepared a test plan to verify the vendor's claims, which will be carried out by Noodle Kidoodle staff during the first quarter of calendar 1999.

Personal Computers: Some personal computers used to run the company's in-store POS systems are not year 2000 compliant.
BIOS upgrades are available for these computers and are being obtained at little or no cost.

Embedded Systems: None of the company's critical operations are dependent on embedded systems. Year 2000 compliance of telephone and alarm systems, which may contain embedded date-sensitive circuits, will be verified with their respective vendors by the end of the first quarter of calendar 1999.

Risk: Management believes that the risks associated with the year 2000 problem are minimal. The greatest risk to the business is the possibility of an interruption in service from a vendor who is not properly prepared. Any impact to the business in this "worst case" scenario would be minimized by the likelihood that it will occur during the traditionally slower first quarter.

Seasonality:

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

                PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K
          (a) The following exhibit is filed as part of this report:

          Exhibit 27 - Financial Data Schedule (SEC/EDGAR
                       only)

          (b) Reports on Form 8-K
              On September 11, 1998, Noodle Kidoodle, Inc. filed a report on Form 8-K dated August 31, 1998 which reported the following information under Items 5 and 7 of that form.

              The Board of Directors of the Noodle Kidoodle, Inc.
              (the "Company") approved an amendment to Article II,
              Section 3 of the Amended and Restate Bylaws of the Company on August 31, 1998. The amendment provides that a stockholder desiring to nominate one or more candidates for election to the Board of Directors so notify the Company not less than 100 days nor more than 120 days prior to the anniversary date of the previous year's Annual Meeting (the "Anniversary Date"), or if the Annual Meeting is scheduled to be held on a date more than 30 days before the Anniversary Date or more than 60 days after the Anniversary Date, not later that the close of business on the later of: (i) the 100th day prior to the scheduled date of such Annual Meeting; or
              (ii) the 15th day following the day on which public announcement of the date of such Annual Meeting is first made by the Company.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NOODLE KIDOODLE, INC.
                                   (Registrant)


Date:  December 14, 1998           /s/ Stanley Greenman
                                   Stanley Greenman, Chairman
                                   of the Board, Chief
                                   Executive Officer, and
                                   Treasurer
                                   (Principal Executive
                                    Officer)

Date:  December 14, 1998           /s/ Kenneth S. Betuker
                                   Kenneth S. Betuker
                                   Vice President, Chief
                                   Financial Officer and
                                   Secretary
                                   (Principal Financial and
                                    Accounting Officer)