Form 10-K
period 1999-01-30
NOODLE KIDOODLE INC
filed 1999-04-29
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

              For the fiscal year ended January 30, 1999

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

                              NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 16, 1999 was $54,165,286 based on the closing price of same stock on that date. In determining the market value of non-affiliated voting stock, shares of common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status in not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of April 16, 1999 was 7,601,365.

Documents Incorporated by reference: Certain portions of Registrant's definitive proxy statement with respect to its 1999 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A under the Securities Exchange Act of 1934, with the Commission within 120 days of the close of Registrant's fiscal year ended January 30, 1999 are incorporated by reference into Part III of this report.


                       TABLE OF CONTENTS

                                                         Page
                            PART I


Item 1. Business                                           4
Item 2. Properties                                         8
Item 3. Legal Proceedings                                  8
Item 4. Submission of Matters to a Vote of
        Security Holders                                   8


                            Part II

Item 5. Market for Registrant's Common Stock and
        Related Stockholders' Matters                      9
Item 6. Selected Financial Data                            10
Item 7. Management's Discussion and Analysis
        of Financial Condition and Results of              12
        Operations
Item 7A.Quantitative and Qualitative Disclosures About
        Market Risk                                        17
Item 8. Financial Statements and Supplementary Data        17
Item 9. Changes in and Disagreements with
        Accountants on Accounting and Financial
        Disclosure                                         17


                            PART III

Item 10. Directors and Executive Officers of
         the Registrant                                    17
Item 11. Executive Compensation                            17
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                             17
Item 13. Certain Relationships and Related
         Transactions                                      17


                            PART IV

Item 14. Exhibits, Financial Statements,
         Schedules and Reports on Form 8-K                 18



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

The Company operated 42 Noodle Kidoodle stores at the close of the fiscal year ended January 30, 1999 ("Fiscal 1999") located in New York, New Jersey, Connecticut, Texas, Oklahoma, Florida and the Boston, Chicago, and Detroit metropolitan areas.

(b) Financial Information About Industry Segments

Registrant currently operates in one industry segment which involves the retail sales of children's toys and other products. In prior years it also operated in a second segment which was the wholesale distribution of general merchandise. This segment was discontinued in August 1995 and the results are disclosed as discontinued operations.

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

The Company's stores range from approximately 6,100 to 13,300 square feet and average approximately 10,100 square feet. Each store offers customers a warm and inviting shopping environment with brightly lit spaces, colorful walls, ceilings and carpets, wide aisles for strollers and kid-level seating and product shelving. Each store typically carries approximately 16,000 stock-keeping units ("SKU's"), conveniently displayed in separate merchandise departments, such as "Science & Nature" and "Arts & Crafts", which are identified by eye-catching signs that are visual as well as verbal so that children can understand them. All of the products carried in Noodle Kidoodle stores conform to the Company's creative, non-violent and educational merchandising strategy. The Company generally does not carry mass market television advertised toys. However, in certain product categories, the Company does carry brand name products which fit the Noodle Kidoodle philosophy, such as Crayola, Lego, Playmobil, Mattel, the full line of Walt Disney video titles and the Goosebumps line of books. The Company purchases merchandise from over 600 suppliers. There is currently only one supplier which represents grater then 10% of the Company's total purchases. Purchases from Ty, Inc., were approximately 11% of total purchases in Fiscal 1999.

At the end of its 1999 fiscal year, the Company operated 42 Noodle Kidoodle stores located in New York, New Jersey, Connecticut, Texas, Oklahoma, Florida and the Boston, Chicago and Detroit metropolitan areas. It opened a total of ten new stores in fiscal 1999, five stores in Texas, one in Oklahoma, one in Florida, two in New York, and one in Michigan. The Company's new store program for the coming year is well underway, with two stores open and three stores under construction as of April 30, 1999. The Company plans to open between twelve and fifteen stores in Fiscal 2000. The Company believes that there are opportunities for nationwide expansion over the longer term.

The Company believes that the following elements are important to its retailing concept:

* Interactive Shopping Environment - Each Noodle Kidoodle store is designed with children in mind. Each store has designated play areas where children and their parents are encouraged to explore toys and games in keeping with the Company's "try before you buy" philosophy. Among the key interactive features of each store are the Computer Center, "Kidoodle Theater" and the Electronic Learning Center.

* Broad Assortment of Imaginative Products - Noodle Kidoodle stores offer a broad assortment of products designed to stimulate a child's imagination and contribute to his or her growth and development, consistent with the Company's slogan that "Kids learn best when they're having fun." To keep its merchandise mix fresh and exciting, the Company continually seeks innovative new products.

* In-Store Events - The Company provides without charge frequent in-store events such as personal appearances by authors and children's television personalities, arts and crafts workshops and readings from selected books to provide entertainment to its customers, increase store traffic and position Noodle Kidoodle as a destination store.

* Superior Customer Service - By providing knowledgeable and friendly customer service and selecting enthusiastic employees who enjoy working with children, the Company believes that it has a competitive advantage over lower-service superstores and mass merchandisers.

* Targeted Marketing - The Company conducts a targeted direct mail marketing program and continuously updates its customer database for this purpose.

* Competitive Pricing - Noodle Kidoodle offers everyday competitive pricing. Many products are regularly discounted and prices in general are believed to be competitive with those featured by superstores carrying similar lines of merchandise.

Backlog is not considered relevant to an understanding of Registrant's business. Registrant is required to carry substantial amounts of inventory in the months of September through November of each year in order to meet holiday delivery requirements.

Registrant did not have any customers that represented more than 10% of consolidated revenues for the year ended January 30, 1999.

Registrant's business is highly seasonal and approximately 45% of its revenues occur in the fourth quarter.

The retail toy business is highly competitive. The Company competes on the basis of its stores' interactive environment, broad merchandise selection, superior customer service and competitive pricing. The Company competes with a variety of mass merchandisers, superstores and other toy retailers, including Toys R Us and Kay Bee Toy Stores and other store formats selling children's products, such as discount stores and smaller specialty toy stores. Retailing of children's educational products is a relatively new concept. Included among the Company's direct competitors are Zany Brainy, Learningsmith, Store of Knowledge, Learning Express and Imaginarium. The Company also faces growing competition from internet-based retailers, such as eToys and Amazon.com. Because internet-based retailers do not operate retail stores, they may enjoy an overall operating cost advantage. Some of the Company's competitors are much larger in terms of sales volume and have more capital and greater management resources than the Company. In addition, due to the nature of electronic commerce, they may reach a broader market. If any of the Company's larger competitors were to increase their focus on the educational market or if any regional competitors were to expand their activities in the markets primarily served by the Company, it could be adversely affected. If any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices on key items in order to remain competitive, which would have the effect of reducing its profitability.

As of January 30, 1999, the Company employed 1,210 people, of whom 432 were employed full-time. The Company also employs additional part-time personnel during the pre-Christmas season. The Company believes that its relations with its employees are generally good.

The Company has registered several service marks and trademarks with Federal and State authorities, including Noodle Kidoodle (registered), Oodles & Oodles of Fun Things to Learn (registered), Kidoodle Animation (registered), and the Company's slogan "Kids learn best when they're having fun" (registered). The Company believes it has all licenses necessary to conduct its business.

ITEM 2. PROPERTIES.

The Company leases all of its Noodle Kidoodle stores. Original lease terms generally are for ten years, and many leases contain renewal options. The Company's stores are generally located in either strip shopping centers or in enclosed shopping mall locations. The 42 stores operating at the end of Fiscal 1999 ranged in size from approximately 6,100 to 13,300 square feet.

The Company currently supports its retail operations with an owned 269,000 square foot distribution center in Phillipsburg, New Jersey. The Company had previously supported its total retail and wholesale operations with three other distribution centers located in Farmingdale, New York, West Haven, Connecticut and Birmingham, Alabama. The Farmingdale and West Haven facilities were disposed of when the Company's wholesale operations were discontinued. The Company discontinued the use of the Birmingham center in 1989 and has been sub-leasing the space to third parties since such discontinuance. The Company does not believe that disposing of the Birmingham facility will have a material adverse effect on its operations or financial condition.

The Company's executive offices are located at Syosset, New York.
The Company has a five-year lease for its executive offices which contains an option to renew for an additional five years.

Registrant believes that the foregoing facilities are adequate for its present operations and such facilities are maintained in a good state of repair.

See Note 5 (Commitments and Contingencies) of the Notes to
Consolidated Financial Statements.



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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None


                          PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDERS' MATTERS.

The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "NKID". The following table sets forth, for the periods indicated, the high and low sales prices per share for the Common Stock for each of the fiscal quarters indicated for Fiscal 1999 and for the fiscal year ended January 31, 1998 ("Fiscal 1998").

                                  High        Low

Fiscal 1999
     First Quarter              $  7.56     $ 3.75
     Second Quarter                7.38       5.00
     Third Quarter                 6.13       3.13
     Fourth Quarter               11.63       5.25

Fiscal 1998
     First Quarter              $  3.88     $ 2.50
     Second Quarter                4.50       2.38
     Third Quarter                 4.13       2.75
     Fourth Quarter                5.13       3.69

As of January 30, 1999 there were approximately 598 holders of record of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data presented below reflects the consolidated results of operations, financial condition and operating data of the Company for the periods indicated, after giving retroactive effect to the Company's discontinued wholesale business segment. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The consolidated financial data for the fifty-two weeks ended January 30, 1999, January 31, 1998, February 1, 1997, fifty-three weeks ended February 3, 1996, and the fifty-two weeks ended January 28, 1995, are derived from the consolidated financial statements of the Company which have been audited by Janover Rubinroit, LLC, independent certified public accountants.

SELECTED FINANCIAL DATA

                                                      Fiscal Years Ended
                                      Jan. 30,   Jan. 31,   Feb. 1,   Feb. 3,   Jan. 28,
                                        1999       1998      1997      1996       1995
                                     (52 Weeks) (52 weeks)(52 weeks)(53 weeks) (52 weeks)

                                               (In thousands except share data)

STATEMENT OF OPERATIONS DATA:
  Net Sales                         $107,886     $81,664    $59,410    $32,143   $23,308

  Net income (loss) from:
    Continuing operations           $  3,752     $(1,918)   $(7,492)   $(5,272)  $(4,490)
    Discontinued operations                -           -          -     (9,059)    1,096
      Net income (loss)             $  3,752     $(1,918)   $(7,492)  $(14,331)  $(3,394)

Basic earnings per share
  Continuing operations             $    .49     $  (.25)   $ (1.00)   $  (.99)  $  (.86)
  Discontinued operations                  -           -          -      (1.70)      .21
    Net income (loss) per share     $    .49     $  (.25)   $ (1.00)   $ (2.69)  $  (.65)

Diluted earnings per share
    Continuing operations           $    .49     $  (.25)   $ (1.00)   $  (.99)  $  (.86)
    Discontinued operations                -           -          -      (1.70)      .21

    Net income (loss) per share     $    .49     $  (.25)   $ (1.00)   $ (2.69)  $  (.65)

Weighted average shares:
  Basic                                7,588       7,580      7,488      5,320     5,220
  Diluted                              7,722       7,587      7,601      5,498     5,361

SELECTED OPERATING DATA (AT PERIOD END)
  Stores open                            42            32        31         22         8

BALANCE SHEET DATA:
  Working capital                   $15,404      $15,977    $16,819    $14,031   $35,667
  Total assets                       57,962       49,481     51,036     37,276    48,042
  Stockholders' equity               37,612       33,781     35,699     27,080    40,870
  Long term obligations                 712          733        753          -         -
  Dividends per common share              -            -          -          -         -


In accordance with FASB No. 128, as a result of losses from continuing operations, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share in fiscal years 1998, 1997, 1996 and 1995, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal Year Ended January 30, 1999 compared to
Fiscal Year Ended January 31, 1998

Net sales increased a total of 32.1% to $107.9 million in Fiscal 1999 from $81.7 million in Fiscal 1998. Noodle Kidoodle sales increased $26.4 million or 32.4% to $107.9 million in Fiscal 1999 from $81.5 million in the prior year, primarily due to increased sales in comparable stores of 16%, the addition of ten new stores during Fiscal 1999 and one new store during Fiscal 1998. Other retail stores had $.2 million of sales in Fiscal 1998. The last Playworld store was closed on October 31, 1997. The Company operated 42 Noodle Kidoodle stores at January 30, 1999 compared to 32 Noodle Kidoodle stores at January 31, 1998.

Gross profit (derived from net sales less cost of products sold, which includes buying and warehousing costs) increased 35.8% to $42.5 million for Fiscal 1999 from $31.3 million in Fiscal 1998. Overall gross profit as a percent of sales ("gross profit percentage") increased to 39.4% in Fiscal 1999 from 38.3% in Fiscal 1998. The increase in gross profit percentage was primarily attributable to favorable product mix and the leveraging of buying and fixed warehousing costs over a larger sales base, offset by slightly higher variable warehousing costs.

Selling and administrative expenses increased $5.2 million or 15.5% to $38.8 million in Fiscal 1999 from $33.6 million in the prior year. Direct store expenses which consist of payroll, occupancy, advertising and other store operating expenses increased $4.4 million, due to change in the store base and higher sales levels. Home office expenses increased $.8 million. Selling and administrative expenses as a percent of net sales decreased to 36.0% in Fiscal 1999 from 41.1% in the prior year, primarily as a result of sales leveraging against the fixed portion of these costs.

Net income rose to $3.8 million ($.49 per share) in Fiscal 1999 from a net loss of $1.9 million ($.25 per share) in the prior year. The net income in Fiscal 1999 did not include a tax provision and the net loss in Fiscal 1998 did not include a tax benefit. At January 30, 1999, the Company had approximately $16.5 million of net operating loss carryforwards for tax purposes.

Fiscal Year Ended January 31, 1998 Compared to
Fiscal Year Ended February 1, 1997.

Net sales increased a total of 37.5% to $81.7 million in Fiscal 1998 from $59.4 million in fiscal year ended February 1, 1997, ("Fiscal 1997"). Noodle Kidoodle sales increased $23.8 million or 41.2% to $81.5 million in Fiscal 1998 from $57.7 million in the prior year, primarily due to increased comparable store sales of 16%, the addition of one store during Fiscal 1998 and thirteen stores during Fiscal 1997. Other retail sales decreased 88.2% to $.2 million in Fiscal 1998 from $1.7 million in the prior year, primarily as a result of closing the last Playworld store on October 31, 1997. The Company operated 32 Noodle Kidoodle stores at January 31, 1998 compared to 31 Noodle Kidoodle stores and one Playworld store at February 1, 1997.

Gross profit (derived from net sales less cost of products sold, which includes buying and warehousing costs) increased 36.7% to $31.3 million for Fiscal 1998 from $22.9 million in Fiscal 1997.
Overall gross profit as a percent of net sales decreased to 38.3% in Fiscal 1998 from 38.5% in Fiscal 1997. The decrease in gross profit percentage was primarily attributable to increased markdowns of .7%, offset by lower merchandise costs, decreases in buying costs (including the salaries and related expenses of the Company's buyers) and greater sales leverage against warehousing costs which contain some fixed elements. Gross profit in the other retail store was immaterial to the overall gross profit percentage.

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

Net loss decreased 74.7% to $1.9 million ($.25 per share) in Fiscal 1998 from $7.5 million ($1.00 per share) in the prior year. The net loss in both Fiscal 1998 and Fiscal 1997 did not include tax benefits. At January 31, 1998, the Company had approximately $21.4 million of net operating loss carryforwards for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years the Company satisfied the cash requirements for its continuing retail operations principally through the sale of securities, borrowings under its revolving credit facility and internal cash balances. These cash requirements principally have included financing operating losses, working capital requirements and expenditures for new store openings.

                                              Fiscal Years Ended
                                        1999         1998         1997
                                                (In thousands)

Net cash provided by (used in)
 Operating activities:
  Continuing operations                $ 6,215     $ 2,673      $(9,438)
  Discontinued operations                  130      (1,252)      (1,585)
 Investing activities                   (7,315)     (1,637)      (1,798)
 Financing activities                       59         (18)      16,882

Net increase (decrease) in cash
 and cash equivalents                     (911)       (234)       4,061
Cash and cash equivalents -
 beginning of year                      11,099      11,333        7,272
Cash and cash equivalents -
 end of year                           $10,188     $11,099     $ 11,333

During Fiscal 1999, the Company generated $6.2 million of cash from operating activities, primarily from net income of $3.8 million and non-cash charges of $2.9 million, offset by increases in working capital of $.5 million. The net increase in working capital was attributable to higher inventory levels as a result of opening ten new stores. The net liabilities of discontinued operations increased $.1 million during the year. Net cash used in investing activities was $7.3 million, primarily to purchase fixed assets for new stores including $.7 million for stores scheduled to open in Fiscal 2000. As a result of the foregoing, cash and cash equivalents decreased during the year by $.9 million.

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

The Company maintains a revolving credit facility, effective through June 2000, with The CIT Group/Business Credit, Inc., which provides up to $20 million of available borrowings. This facility may be used for direct borrowings and letters of credit and may not exceed a certain percentage of, and is collateralized by, the Company's inventory, receivables and certain other assets. The agreement provides for an annual collateral management fee and commitment fee on the unused portion of the commitment. Outstanding borrowings bear interest, at the option of the Company, based on the prime rate or LIBOR. The agreement contains certain covenants which among other items, limits the payment of cash dividends when borrowings under the agreement are outstanding. As of January 30, 1999, no borrowings were outstanding under the revolving credit facility.

The Company expects to open between twelve to fifteen stores during Fiscal 2000. The Company anticipates that capital expenditures in Fiscal 2000 will be approximately $7.3 million to open new stores, remodel certain existing stores, and improve the efficiency of its distribution center. The Company expects to meet these cash requirements through a combination of available cash, operating cash flows and borrowings from its existing revolving credit facility.

The Company has available net operating loss carryforwards of approximately $16.5 million for income tax purposes.

The Company expects to fund its near-term cash requirements principally from its existing cash balances and by borrowing under its revolving credit facility. The Company expects to finance its long-term expansion plan with internally and externally generated funds, which may include borrowings under future credit facilities, and through the sale of equity, equity-related or debt securities. There can be no assurance that financing will be available in amounts, or at rates or on terms and conditions acceptable to the Company.

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

Year 2000 Compliance:
The Company has completed its review of year 2000 ("Y2K") issues and does not believe that the business impact or cost of these issues is material. The following areas have been reviewed:

Corporate Information Systems: All corporate information systems, both those developed by the Company and critical systems developed by third parties, have been developed in an environment and programming language which are not affected by the year 2000 problem, and no software changes are needed.

In-Store Systems: All in-store and point of sale (POS) software was developed by an outside software firm which has provided written assurance of the systems' year 2000 compliance. The Company has tested the systems' Y2K compliance during the first quarter of calendar 1999 and found the systems to be Y2K compliant.

Personal Computers: Some personal computers used to run the Company's in-store POS systems are not year 2000 compliant. BIOS upgrades are available for these computers and are being obtained at little or no cost.

Embedded Systems: None of the Company's critical operations are dependent on embedded systems. Year 2000 compliance of telephone and alarm systems, which may contain embedded date-sensitive circuits, will be verified with their respective vendors by the end of the first half of calendar 1999.

Risk: There can be no assurance that the Company's systems will be timely converted or that the failure of such systems to be year 2000 compliant will not have a material adverse affect on the Company's results of operations, financial condition or liquidity. Management believes that the risks associated with the year 2000 problem are minimal. The greatest risk to the business is the possibility of an interruption in service from a vendor who is not properly prepared. Any impact to the business in this "worst case" scenario would be minimized by the likelihood that it will occur during the traditionally slower first quarter.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET
          RISKS.

No response is required to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the captions "Election of Directors", "Executive Officers", and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated herein by reference to the information set forth under the captions, "Committees, Meetings, and Director Compensation" and "Executive Compensation", excluding the information under the captions "Executive Compensation - Compensation and Stock Option Committee Report on Executive Compensation" and "Executive Compensation - Performance Graph", in the Company's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Information with respect to security ownership is incorporated herein by reference to the information set forth under the caption "Security Ownership" in the Company's 1999 Proxy
Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to certain relationships and related transactions is incorporated herein by reference to the information, if any, set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement.

                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
         ON FORM 8-K.

(a) 1. Financial Statements                             Page

       Independent auditor's report                     F-1

       Consolidated balance sheets at January
         30, 1999 and January 31, 1998                  F-2

       Consolidated statements of operations for
         the years ended January 30, 1999,
         January 31, 1998 and February 1, 1997          F-3

       Consolidated statements of stockholders'
         equity for the years ended January 30,
         1999, January 31, 1998, and February 1,
         1997                                           F-4

       Consolidated statements of cash flows for
         the years ended January 30, 1999, January
         31, 1998,and  February 1, 1997                 F-5

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

3.9      Amendment to Article I and II, Section 3 of the
         Amended and Restate Bylaws of the Registrant
         (Incorporated by reference to Registrant's
         Report on Form 8-K dated March 11, 1998 and
         August 31, 1998)

4.1 Rights Agreement, dated as of May 1, 1998, between Registrant and Chase Mellon Shareholder
         Services, L.L.C., as Rights Agent (Incorporated by reference to Registrant's Report on Form 8-K dated March 11, 1998 and the exhibits filed therewith)

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

27.0*    Financial Data Schedule

(b) The following documents are filed as Schedules to this Document:

     Schedule
     Number        Description of Document

     VIII          Valuation and Qualifying Accounts for the
                   Fiscal Years Ended January 30, 1999, January
                   31, 1998 and February 1, 1997

    * Filed herewith

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NOODLE KIDOODLE, INC.
                                 (Registrant)

April 30, 1999              BY:  /s/Stanley Greenman
                                 Stanley Greenman
                                 Chairman of the Board,
                                 Chief Executive Officer


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

                INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Noodle
Kidoodle, Inc.

We have audited the accompanying consolidated balance sheets of Noodle Kidoodle, Inc. and Subsidiaries as of January 30, 1999 and January 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noodle Kidoodle, Inc. and Subsidiaries as of January 30, 1999 and January 31, 1998 and the results of their operations and cash flows for each of the years in the three year period ended January 30, 1999 in conformity with generally accepted accounting principles.


Janover Rubinroit, LLC


/s/ Janover Rubinroit, LLC
Garden City, New York
March 17, 1999

                 NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 January 30, 1999 and January 31, 1998

                                                  January 30,   January 31,
                                                     1999          1998
                                             (In thousands except share data)
                                ASSETS

Current assets:
 Cash and cash equivalents                         $10,188       $11,099
 Merchandise inventories                            21,074        16,821
 Prepaid expenses and other current assets           3,780         3,024

  Total current assets                              35,042        30,944

Property, plant and equipment at cost               32,138        24,820
 Less accumulated depreciation                       9,238         6,306
                                                    22,900        18,514

Other assets                                            20            23

Total Assets                                       $57,962       $49,481


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt              $    21       $    20
 Trade accounts payable                              8,576         6,048
 Accrued expenses and taxes                          9,738         7,726
 Net liabilities of discontinued operations          1,303         1,173

  Total current liabilities                         19,638        14,967

Long-term debt                                         712           733

Commitments and contingencies                            -             -

Stockholders' equity:
 Preferred stock-authorized 1,000,000 shares,
  par value $.001 (none issued)                          -             -
 Common stock-authorized 15,000,000 shares,
  par value $.001; issued 8,506,901 and
  8,503,901 shares, respectively                         9              9
 Capital in excess of par value                     43,087         43,063
 Accumulated deficit                                (1,747)        (5,499)
                                                    41,349         37,573
 Less treasury stock, at cost, 910,861 and
  924,261 shares, respectively                       3,737          3,792

  Total stockholders' equity                        37,612         33,781

Total Liabilities and Stockholders' Equity         $57,962        $49,481



The accompanying notes are an integral part of the financial statements.

                         NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Fiscal Years Ended
                January 30, 1999, January 31, 1998 and February 1, 1997



                                            January 30,    January 31,    February 1,
                                               1999           1998           1997
                                              (In thousands except share data)

Net sales                                    $107,886       $81,664        $59,410

Costs and expenses:
 Cost of products sold including
  buying and warehousing costs                 65,405        50,388         36,542
 Selling and administrative expenses           38,804        33,552         31,124
                                              104,209        83,940         67,666

 Operating income (loss)                        3,677        (2,276)        (8,256)
Interest income                                   269           448            839
Interest expense                                 (194)          (90)           (75)
 Income (loss)before income taxes               3,752        (1,918)        (7,492)
Income taxes                                        -             -              -

 Net income (loss)                             $3,752       $(1,918)       $(7,492)

Basic income (loss) per share                  $  .49       $  (.25)       $ (1.00)

Diluted income (loss) per share                $  .49       $  (.25)       $ (1.00)











The accompanying notes are an integral part of the financial statements.

                          NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                For the Fiscal Years Ended
                 January 30, 1999, January 31, 1998, and February 1, 1997
                                   (In thousands)

                                                   Capital in  Retained   Treasury Stock
                                     Common Stock   Excess of  Earnings     (at Cost)
                                    Shares  Amount  Par Value  (Deficit)  Shares   Amount

Balance - February 3, 1996          6,300  $    6    $26,955   $  3,911     924   $ 3,792
 Common stock offering, net         2,180       3     16,007          -       -         -
 Exercise of stock options             24       -        101          -       -         -
 Net loss for the year                  -       -          -     (7,492)      -         -

Balance - February 1, 1997          8,504       9     43,063     (3,581)    924     3,792
 Net loss for the year                  -       -          -     (1,918)      -         -

Balance - January 31, 1998          8,504       9     43,063     (5,499)    924     3,792

 Exercise of stock options              3       -         24          -     (13)      (55)
 Net income for the year                -       -          -      3,752       -         -

Balance - January 30, 1999          8,507  $    9    $43,087    $(1,747)    911   $ 3,737















The accompanying notes are an integral part of the financial statements.

                         NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Fiscal Years Ended
               January 30, 1999, January 31, 1998 and February 1, 1997
                                  (In thousands)
                                              January 30,     January 31,     February 1,
                                                 1999            1998            1997

Cash flows from operating activities:
 Net income (loss) from continuing operations  $ 3,752         $(1,918)        $(7,492)
 Adjustments to reconcile to net cash
  provided (used):
    Depreciation                                 2,932           2,490           1,926
    Loss on disposal of fixtures and equipment       -             243             327
    Decrease (increase) in non-cash
     working capital accounts:
      Merchandise inventories                   (4,253)            497          (6,990)
      Prepaid expenses and other current assets   (756)           (272)            291
      Trade accounts payable                     2,528             999            (234)
      Accrued expenses and taxes                 2,012             634           2,734

 Net cash provided by (used in) continuing
  operations                                     6,215           2,673          (9,438)

 Net cash provided by (used in)
  discontinued operations                          130          (1,252)         (1,585)

 Net cash provided by (used in) operating
  activities                                     6,345           1,421         (11,023)

Cash flows from investing activities:
 Proceeds from sales of property -
  discontinued operations                            -               -           7,594
 Property additions                             (7,318)         (1,664)         (9,397)
 Other                                               3              27               5

 Net cash used in investing activities          (7,315)         (1,637)         (1,798)

Cash flows from financing activities:
 Proceeds from sale of common stock                  -               -          16,010
 Increase in long-term debt                          -               -             780
 Maturities of long-term debt                      (20)            (18)             (9)
 Exercise of employee options                       79               -             101

  Net cash provided by (used in) financing
  activities                                        59             (18)         16,882

  Net increase (decrease) in cash and cash
  equivalents                                     (911)           (234)          4,061
  Cash and cash equivalents - beginning of year 11,099          11,333           7,272

  Cash and cash equivalents - end of year      $10,188          $11,099         $11,333

Supplemental cash flow information:
  Net cash paid during the year for:
  Interest expense                             $   195          $    91         $    75
  Income taxes, net                                  -                -               -

The accompanying notes are an integral part of the financial statements.

             NOODLE KIDOODLE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The following summary of the Company's major accounting policies is presented to assist in the interpretation of the financial statements.

Principles of consolidation
The consolidated financial statements include the accounts of the parent company and all subsidiary companies. All significant intercompany balances and transactions are eliminated in consolidation. The Company and its subsidiaries are on a 52-53 week accounting period ending on the Saturday closest to January 31. The fiscal years for the financial statements presented all consist of 52 week periods.

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


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT:

                                  Fiscal Years Ended
                              January 30,    January 31,
                                 1999           1998
                                   (In thousands)
Land                           $   272        $   272
Building and improvements        1,896          1,734
Fixtures and equipment          14,839         11,511
Leasehold improvements          15,131         11,303
                                32,138         24,820

Less accumulated depreciation   (9,238)        (6,306)
                               $22,900        $18,514

NOTE 3 - ACCRUED EXPENSES AND TAXES:

                                 Fiscal Years Ended
                             January 30,     January 31,
                                1999            1998
                                    (In thousands)
Payroll and related benefits   $1,721          $1,082
Rent and occupancy              2,051           1,802
Insurance                         226             472
Advertising                     2,103             845
Restructuring charges               -             697
Fixtures and equipment            302             206
Other                           3,335           2,622

                               $9,738          $7,726

NOTE 4 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                    Fiscal Years Ended
                                 January 30,  January 31,
                                    1999         1998
                                      (In thousands)
Revolving credit facility         $   -        $  -

8% unsecured promissory note,
 due in quarterly installments
 through 2016                      733          753
                                   733          753
Less current maturities             21           20

                                  $712         $733

The Company has a revolving credit agreement which provides for maximum
borrowings of up to $20 million until June 27, 2000.   Borrowings may not
exceed certain percentages of, and are collateralized by, inventories, receivables, and certain other assets. The agreement provides for an annual collateral management fee and a commitment fee on the unused portion of the commitment. Outstanding borrowings bear interest, at the option of the Company, based on the prime rate or LIBOR. Interest rates on borrowings ranged from 7.75% to 8.50% during the year. The agreement contains certain covenants which among other items, limits the payment of cash dividends when borrowings under the agreement are outstanding.

Annual maturities of long-term debt during the next five years are $21,000, $23,000, $25,000, $26,000 and $28,000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

Minimum annual commitments under non-cancelable leases in effect at January 30, 1999 are as follows (in thousands):

2000                        $ 11,927
2001                          12,783
2002                          12,868
2003                          12,650
2004                          12,615
Thereafter                    51,121

                            $113,964

At January 30, 1999, the Company and its subsidiaries were lessees of office space, stores and transportation equipment under various leases. In addition to fixed rents and rentals based on sales, certain of the leases require the payment of taxes and other costs. Some leases include renewal options.

Rental expense (income) for operating leases was as follows:

                                  Fiscal Years Ended
                         January 30,  January 31,  February 1,
                            1999         1998         1997
                                    (In thousands)

Minimum rentals            $ 7,853      $6,979       $ 5,430
Taxes and other costs        2,775       2,637         2,115
Sublease rentals               (73)          -          (295)

                           $10,555      $9,616       $ 7,250_

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

NOTE 6 - CAPITAL STOCK:

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

Preferred stock
The Company has 1,000,000 authorized (none-issued) shares of preferred stock, par value $0.001, consisting of 440,000 shares of Series A Junior Participating Preferred reserved for use under the Stockholders' Rights Plan and the remainder for other unspecified purposes.

Stockholders' rights plan
on March 11, 1998, the Board of Directors of the Company adopted a new Stockholder Rights Plan (the "Plan") to succeed the Stockholder Rights Plan that expired on May 15, 1998. Under the terms of the Plan, which expires on May 15, 2008, the Company declared a dividend of one preferred stock purchase right for every outstanding share of common stock to stockholders of record on May 15, 1998. The rights are exercisable, if not previously redeemed, under certain circumstances involving actual or potential acquisitions of 15% or more of the outstanding Common stock of the Company. Each right represents a right to buy from the Company 1/100th of a share of Series A Junior Participating Stock, par value .001, at a price of $25.00, subject to certain anti-dilution adjustments. The rights are redeemable by the Company at a redemption price of $.001 per right.

NOTE 7 - STOCK OPTIONS:

Stock incentive plan
The Company's Stock Incentive Plan (the "Plan") for key employees and consultants provides for the granting of stock options, stock appreciation rights (SAR's), dividend equivalent rights, restricted stock, unrestricted stock and performance shares and is administered by the Compensation and Stock Option Committee (the "Committee") of the Board of Directors of the Company. The plan provides for automatic increases in the number of shares available for issuance under the plan of 2% per year of the total outstanding shares of common stock at the end of the immediately preceding year. In no event may the sum of the number of shares subject to then outstanding awards under all of the Company's stock-based incentive plans ("Stock Plans") and the shares then available for future awards under the Stock Plans exceed 15% of the number of then outstanding shares of Common Stock, together with the shares subject to the then outstanding awards under the Stock Plans and the shares then available for future awards under the Stock Plans.

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

                                           Fiscal Years Ended
                                 January 30, 1999      January 31, 1998
                                       Weighted Avg.         Weighted Avg.
                               Shares Exercise Price Shares Exercise Price

Outstanding at beginning
 of year                       519,825   $4.97       630,859    $ 5.81
Granted                        291,600   $4.83       247,000    $ 3.39
Exercised                      (16,400)  $4.82             -
Terminated                     (67,900)  $5.26      (358,034)   $ 5.36
Outstanding at end of
 year                          727,125   $4.92       519,825    $ 4.97
Exercisable at end of
 year                          232,913   $5.56       141,406    $ 6.01
Available for grant at
 end of year                   198,036               128,800

The following table summarizes information concerning currently outstanding and exercisable options:

           Outstanding Options                        Options Exercisable

Range of                      Weighted Average
Exercise           Number        Remaining         Number    Weighted Average
 Prices         Outstanding   Contractual Life   Exercisable  Exercise Price

$ 3.00 - $ 5.00   409,250           8.56            65,413       $ 3.50

$ 5.01 - $10.00   311,375           6.81           162,625       $ 6.20

$10.01 - Up         6,500           6.75             4,875       $13.13

                  727,125                          232,913

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting For Stock Based Compensation", and, accordingly, no compensation cost has been recognized for the stock option plans.
The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                          Fiscal Years Ended
                              January 30,     January 31,    February 1,
                                 1999            1998            1997

Expected life (years)            5                5              5
Risk-free interest rate          4.55%            6.0%           6.0%
Expected volatility             50.1%            44.7%          45.3%
Dividend yield                   0.0%             0.0%           0.0%

Had compensation for options granted in Fiscal 1999, 1998 and 1997 been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the pro-forma amounts indicated below.

                                          Fiscal Years Ended
                              January 30,     January 31,    February 1,
                                 1999            1998           1997
                                  (In thousands except share data)

Net income (loss)              $3,546          $(2,042)       $(7,558)
Basic income (loss) per share  $  .47          $  (.27)       $ (1.01)
Diluted income (loss) per
 share                         $  .46          $  (.27)       $ (1.01)

The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of future effects. SFAS No. 123 does not apply to awards prior to Fiscal 1996, and additional awards in future years are anticipated.

The weighted average fair value of options granted was $2.27, $1.61, and $3.25 for Fiscal 1999, 1998 and 1997 respectively.

NOTE 8 - TAXES ON INCOME:

There is no current or deferred tax expense for fiscal 1998 and 1997. The Company utilized net operating loss carryforwards in 1999 and was in a loss position in 1998 and 1997.

Income taxes (benefit) consist of the following:

                                            Fiscal Years Ended
                                   January 30,  January 31, February 1,
                                      1999         1998        1997
                                             (In thousands)

Current:
  Federal                            $ 100        $    -       $    -
  State and local                        -             -            -

                                       100             -            -
Deferred                              (100)            -            -
                                     $   -        $    -       $    -

A reconciliation of the statutory federal income tax rate attributable to loss from continuing operations to the effective income tax rate is as follows:

Federal at statutory rates              34%         (34)%         (34)%
State and local taxes
  net of federal tax benefits            4           (4)           (4)
Losses with no current tax
  benefit                                -           38            38
Utilization of loss carryforwards      (38)           -             -

                                         -%           -%            -%


Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The components of deferred tax assets (liabilities) consist of the following:

                                         Fiscal Years Ended
                                      January 30,  January 31,
                                         1999         1998
                                           (In thousands)

Net operating loss carryforward         $6,282        $ 8,133
Capitalizable inventory costs              342            262
Discontinued operations                    711            641
Allowance for doubtful accounts            485            485
Restructured operations and other          680            597

 Gross deferred tax assets               8,500         10,118

Depreciation                              (827)          (508)

 Gross deferred tax liabilities           (827)          (508)

 Net deferred tax assets                 7,673          9,610

Valuation allowance                      7,673          9,610

Net tax assets                          $    -        $     -

The Company has available net operating loss carryforwards of approximately $16,500 which expire between 2011 and 2013 and alternative minimum tax credit carryovers of approximately $100 which can be carried forward indefinitely.

NOTE 9 - EMPLOYEE RETIREMENT PLANS:

The Company has a 401-k savings plan designed to provide additional financial security during retirement by providing eligible employees with an incentive to make regular savings contributions. The Company matches 10% of the first 4% of compensation contributed by the employee. Effective during fiscal year 2000, the Company's matching contribution will increase to 25% of the first 5% of compensation contributed.

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

NOTE 10 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted income
(loss) per share:

                                               Fiscal Years Ended
                                     January 30,  January 31,   February 1,
                                        1999         1998          1997
                                       (In thousands except share data)

Numerator
  Net income (loss)- numerator for
    basic and diluted income (loss)
    per share                          $  3,752    $ (1,918)    $ (7,492)

Denominator
  Denominator for basic income (loss)
    per share - weighted average
    shares                                7,588       7,580        7,488

  Effect of dilutive securities -
    employee stock options                  134           7          113

    Denominator for diluted
      earnings per share -
      weighted average shares
      and dilutive potential
      common shares                       7,722       7,587        7,601

Income (loss) per share:

  Basic                                $    .49     $  (.25)    $  (1.00)

  Diluted                              $    .49     $  (.25)    $  (1.00)

In accordance with FASB No. 128, as a result of losses from continuing operations in fiscal 1998 and 1997, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share.


NOTE 11 - INDUSTRY SEGMENTS:

The Company operates substantially in one industry segment which includes the retail sales of children's toys and other products.

NOTE 12 - INTERIM FINANCIAL DATA (UNAUDITED):

                                          First     Second       Third       Fourth
                                         Quarter    Quarter     Quarter     Quarter
                                              (In thousands except share data)

Fiscal Year Ended January 30, 1999:
  Sales                                  $18,045    $18,431     $22,670     $48,740
  Gross profit                             7,015      7,342       8,854      19,270
  Net income (loss)                      $(1,049)   $(1,525)    $(1,554)    $ 7,880

Net income (loss) per share:
  Basic                                  $  (.14)   $  (.20)    $  (.20)    $  1.04
  Assuming dilution                      $  (.14)   $  (.20)    $  (.20)    $  1.00

Weighted Average Shares:
  Basic                                    7,580      7,587       7,592       7,594
  Assuming dilution                        7,670      7,699       7,661       7,860

Fiscal Year Ended January 31, 1998:
  Sales                                  $15,535    $13,654     $15,641     $36,834
  Gross profit                             5,871      5,115       5,942      14,348
  Net income (loss)                      $(2,003)   $(2,719)    $(2,399)    $ 5,203

Net income (loss) per share:
  Basic                                  $  (.26)   $  (.36)    $  (.32)    $   .69
  Assuming dilution                      $  (.26)   $  (.36)    $  (.32)    $   .69

Weighted Average Shares:
  Basic                                    7,580      7,580       7,580       7,580
  Assuming dilution                        7,580      7,587       7,585       7,594


The Company's sales are highly seasonal. Net income (loss) per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year income (loss) per share amount.

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                For the Fiscal Years Ended
                 January 30, 1999, January 31, 1998 and February 1, 1997
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
                         Balance at      Charged to   Charged to   Deductions   Balance at
                         beginning of    costs and    other                     end of
                         year            expenses     accounts                  year

For estimated losses
in collection:

Year ended January 30,
  1999                   $ 1,277         $     -      $     -      $    -     $ 1,277

Year ended January 31,
  1998                   $ 1,277         $     -      $     -      $    -     $ 1,277

Year ended February 1,
  1997                   $ 1,277         $     -      $     -      $    -     $ 1,277



All amounts are included in discontinued operations.