Form 10-Q
period 1999-05-01
NOODLE KIDOODLE INC
filed 1999-06-14
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             ---------
                             FORM 10-Q


(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1999

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

As of May 18, 1999, there were 7,603,240 outstanding shares of the issuer's common stock, par value $.001 per share (excluding
903,661 treasury shares).


                      TABLE OF  CONTENTS


PART I - FINANCIAL INFORMATION
                                                            Page

Item 1. - Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   May 1, 1999, May 2, 1998 and January 30, 1999             3

  Condensed Consolidated Statements of  Operations
   Thirteen Weeks Ended May 1, 1999 and May 2, 1998          4

  Condensed Consolidated Statements of Cash Flows
   Thirteen Weeks Ended May 1, 1999 and May 2, 1998          5

  Notes to Condensed Consolidated Financial Statements	      6

Item 2. -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     8

Item 3. -  Quantitative and Qualitative Disclosures About    10
           Market Risk

PART II - OTHER INFORMATION							None


SIGNATURES                                                   11










                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENT

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                              May 1,     May 2,   January 30,
                                               1999       1998       1999

                                            (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                  $ 4,792     $ 5,836     $10,188
  Merchandise inventories                     25,901      21,279      21,074
  Prepaid expenses and other current assets    1,850       3,272       3,780

    Total current assets                      32,543      30,387      35,042

Property, plant and equipment - net           23,327      19,102      22,900

Other assets                                      27          30          20

    Total Assets                             $55,897     $49,519     $57,962

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt       $    21     $    20     $    21
  Trade accounts payable                      11,237       8,280       8,576
  Accrued expenses and taxes                   6,319       6,493       9,738
  Net liabilities of discontinued operations   1,333       1,252       1,303

   Total current liabilities                  18,910      16,045      19,638

Long-term debt                                   702         729         712

Commitments and contingencies                      -           -           -

Stockholders' equity:
  Preferred stock-authorized 1,000,000
   shares, par value $.001,(none issued)           -           -           -
  Common stock-authorized 15,000,000,
   par value $.001, issued 8,506,901
   shares, respectively                            9           9           9
  Capital in excess of par value              43,098      43,076      43,087
  Accumulated deficit                         (3,115)    ( 6,548)     (1,747)

                                              39,992      36,537      41,349

  Less treasury stock, at cost, 903,661,
   924,261 and 910,861 shares, respectively    3,707       3,792       3,737

   Total stockholders' equity                 36,285      32,745      37,612

  Total Liabilities and Stockholders' Equity $55,897     $49,519     $57,962









    See accompanying notes to Condensed Consolidated Financial Statements.

                           -3-

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED

                                                       Thirteen Weeks Ended
                                                        May 1,       May 2,
                                                         1999         1998

                                               (In thousands, except per share data)

Net sales                                               $22,890      $18,045

Costs and expenses:
 Cost of product sold including
  buying and warehousing costs                           13,900       11,030
 Selling and administrative expenses                     10,103        8,150

                                                         24,003       19,180

 Operating loss                                          (1,113)      (1,135)
 Interest income                                             80          109
 Interest expense                                           (21)         (23)

Loss before income tax and cumulative
effect of a change in accounting
principle                                                (1,054)      (1,049)
Income taxes (benefit)                                        -            -_

Loss before cumulative effect of a
 change in accounting principle                          (1,054)           -

Cumulative effect of a change in accounting
 principle                                                  314            -


Net loss                                                $(1,368)     $(1,049)

Net loss per share basic and diluted:

 Before cumulative effect of a change
 in accounting principle                                $ (0.14)     $ (0.14)

Cumulative effect of a change in
 accounting principle                                     (0.04)           -

Net loss per share                                      $ (0.18)     $ (0.14)

Weighted average shares outstanding                       7,599        7,580











      See accompanying notes to Condensed Consolidated Financial Statements

                              -4-

                     NOODLE KIDODOLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                                       Thirteen Weeks Ended
                                                        May 1,      May 2,
                                                         1999        1998

                                                          (In thousands)

Cash flows from operating activities:
 Net loss before cumulative effect of a change
  in accounting principle                              $(1,054)     $(1,049)
 Adjustments to reconcile to net cash provided
  (used):
  Depreciation                                             817          647
  Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                             (4,827)      (4,458)
    Prepaid expenses, taxes and other current assets     1,616         (248)
    Trade accounts payable, accrued expenses and taxes    (758)         999

      Net cash (used in) continuing operations          (4,206)      (4,109)

  Decrease (increase) in non-cash working capital
   accounts and other of discontinued operations            30           79

      Net cash provided by (used in) discontinued
       operations                                           30           79

      Net cash (used in)operating activities            (4,176)      (4,030)

Cash flows from investing activities:
 Property additions                                     (1,244)      (1,235)
 Other                                                      (7)          (7)

      Net cash (used in)investing activities            (1,251)      (1,242)

Cash flows from financing activities:
 Proceeds from exercise of employee stock options           41           13
 Reduction of long-term debt                               (10)          (4)

      Net cash provided by (used in) financing
       activities                                           31            9

Net increase (decrease) in cash and cash equivalents    (5,396)      (5,263)

Cash and cash equivalents - beginning of period         10,188       11,099

Cash and cash equivalents - end of period              $ 4,792      $ 5,836

Supplemental cash flow information

  Interest expense                                      $   21      $    23

  Income taxes, net                                          -            -







    See accompanying notes to Condensed Consolidated Financial Statements

                           -5-

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

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual Report on Form 10-K for the year ended January 30, 1999.

NOTE 2.  Cash and cash equivalents.
         All highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. These investments are stated at cost which approximates market.

NOTE 3.  Income taxes.
         Income tax provisions are based on estimated annual effective tax rates. The Company did not record a tax benefit for the losses for the periods ended May
         1, 1999 and May 2, 1998, respectively, since the
         Company has no available tax loss carrybacks and there are no available tax planning strategies that would enable the Company to utilize the tax benefit of the carryforwards, without relying on future income.

         The Company has recorded a 100% valuation allowance against its deferred tax assets, and management believes that it is premature to reverse the allowance at this time.




         The Company has available net operating loss carryforwards of approximately $16.5 million for income tax purposes.

NOTE 4.  Earnings per share.
         The Company calculates earnings per share in accordance with Statement of Financial Accounting
         Standard (SFAS) No. 128, "Earnings per Share." We use the weighted-average number of common shares outstanding during each period to compute basic earnings per common share. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

         Average common and common equivalent shares used in computing diluted earnings per share were 7,852,000 and 7,670,000 shares for the quarters ended May 1, 1999 and May 2, 1998, respectively, as a result of applying the treasury stock method to outstanding employee stock options. In accordance with FAS 128, as a result of losses from operations, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share.

Note 5.  Accounting change.
         Effective January 31, 1999, the Company adopted
         Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". The change involves expensing store pre-opening costs as incurred. Previously, the Company capitalized such costs and amortized them over the first twelve months of a store's operations.

         The cumulative effect of the change in accounting principle resulted in the write-off of $314,000 of unamortized costs in the current quarter which is so reflected in the Statement of Operations.

Note 6.  Revenue Recognition.
         Revenue is recognized at the time that retail sales are made to customers. Returns and allowances are recorded at the time returns are received from or allowances made to customers.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Thirteen Weeks Ended May 1, 1999 Compared With
             Thirteen Weeks Ended May 2, 1998


Results of Operations

Net sales increased 27.2% to $22.9 million in the thirteen week period ended May 1, 1999 from $18.0 million in the comparable period in the prior year, primarily due to the addition of two stores in the current quarter, one store in the first quarter of last year, four stores in the second quarter of last year, two stores in the third quarter of last year and three stores in the fourth quarter of last year and increases in comparable store sales of 4%. The Company had 32 comparable stores at May 1, 1999. The Company operated 44 Noodle Kidoodle stores at May 1, 1999 compared to 33 Noodle Kidoodle stores at May 2, 1998.

Gross profit (derived from net sales less cost of products sold, which includes buying and warehousing costs) increased 28.6% to $9.0 million in the first quarter ended May 1, 1999 from $7.0 million in the comparable period in the prior year. Gross profit, as a percentage of net sales ("gross profit percentage") increased to 39.3% for the thirteen week period ended May 1, 1999 from 38.9% in the comparable period in the prior year, primarily due to favorable product mix and the leveraging of buying and fixed warehousing costs over a larger sales base, offset by slightly higher variable warehousing costs.

Selling and administrative expenses increased $1.9 million to $10.1 million in the thirteen week period ended May 1, 1999 from $8.2 million in the comparable period in the prior year. Direct store expenses, which consist of payroll, occupancy, advertising and other store operating costs, increased $1.9 million as a result of a change in store base and higher sales levels. Home office expenses decreased $.1 million, offset by an increase in pre-opening expenses of $.1 million. Selling and administrative expenses, as a percent of net sales, decreased to 44.1% in the current quarter ended May 1, 1999 from 45.2% in the comparable period in the prior year, primarily as a result of sales leveraging against the fixed portion of these costs.

Income tax provisions are based on estimated annual effective tax rates. The Company did not record a tax benefit for the losses for the periods ended May 1, 1999 and May 2, 1998, respectively, since the Company has no available tax losses carrybacks and there are no available tax planning strategies that would enable the Company to utilize the tax benefit of the carryforwards, without relying on future income. The Company has recorded a 100% valuation allowance against its deferred tax assets, and management believes that it is premature to reverse the allowance at this time.

The cumulative effect of a change in accounting principle of $314,000 represents the write-off of unamortized pre-opening costs as a result of adopting SOP 98-5, "Reporting on the Costs of Start-Up Activities", in the current quarter. This accounting change requires the Company to expense on a current basis previously capitalized pre-opening costs.

Net loss increased $.4 million to $1.4 million ($.18 per share) for the quarter ended May 1, 1999 from $1.0 million ($.14 per share) in the comparable period in the prior year, primarily as a result of the cumulative effect of a change in accounting principle, of $.3 million ($.04 per share).

Liquidity and Capital Resources.

During the thirteen week period ended May 1, 1999 the Company's operating activities of its continuing operations used $4.2 million of cash. This use of cash resulted from the net loss before the cumulative effect of a change in accounting principle of $1.1 million, and an increase in working capital of $3.9 million, offset by non-cash charges of $.8 million. The increase in working capital resulted primarily from an increased store base and the need for inventories for the Company's planned store openings in the second quarter. The Company also used cash to fund investing activities of $1.2 million primarily for the purchase of fixed assets for new stores. As a result of the foregoing, cash and cash equivalents decreased during the period by $5.4 million.

The Company maintains a revolving credit facility, effective through June 2000, with The CIT Group/Business Credit, Inc., which provides up to $20 million of available borrowings. This facility may be used for direct borrowings and letters of credit and may not exceed a certain percentage of, and is collateralized by, the Company's inventory, receivables and certain other assets. The agreement provides for an annual collateral management fee and commitment fee on the unused portion of the commitment. Outstanding borrowings bear interest, at the option of the Company, based on the prime rate or LIBOR. The agreement contains certain covenants which among other items, limits the payment of cash dividends when borrowings under the agreement are outstanding. As of May 1, 1999, no borrowings were outstanding under the revolving credit facility.

The Company opened two stores during the three months ended May 1, 1999, one in Miami, FL and one in Houston, TX. A third store was opened in Manhattan, NY on June 5, 1999 and the Company expects to open between nine and twelve stores in the next two quarters of fiscal 2000. In addition, the Company plans to continue to make investments in its distribution center and for store remodels to improve operational efficiencies and customer service. The Company plans to lease a 65,000 square foot distribution facility in the second half of fiscal 2000 to support its peak seasonal inventory requirements as a result of the increased store base. The Company expects to meet these cash requirements through a combination of available cash, operating cash flows and borrowing from its existing revolving credit facility.

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


Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.

Not Applicable.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NOODLE KIDOODLE, INC.
                                   (Registrant)


Date:  June 14, 1999               /s/ Stanley Greenman
                                   Stanley Greenman, Chairman
                                   of the Board, Chief
                                   Executive Officer, and
                                   Treasurer
                                   (Principal Executive
                                    Officer)

Date:  June 14, 1999               /s/ Kenneth S. Betuker
                                   Kenneth S. Betuker
                                   Vice President, Chief
                                   Financial Officer and
                                   Secretary
                                   (Principal Financial and
                                    Accounting Officer)