Form 10-Q
period 1999-07-31
NOODLE KIDOODLE INC
filed 1999-09-13
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             ---------
                             FORM 10-Q


(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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

As of August 16, 1999, there were 7,603,890 outstanding shares of the issuer's common stock, par value $.001 per share (excluding
903,011 treasury shares).

                      TABLE OF  CONTENTS


PART I - FINANCIAL INFORMATION
                                                            Page

Item 1. - Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   July 31, 1999, August 1, 1998 and January 30, 1999        3

  Condensed Consolidated Statements of  Operations
   Thirteen and Twenty-Six Weeks Ended July 31, 1999
   and August 1, 1998                                        4

  Condensed Consolidated Statements of Cash Flows
   Twenty-Six Weeks Ended July 31, 1999 and August 1, 1998   5

  Notes to Condensed Consolidated Financial Statements	      6

Item 2. -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     8


PART II - OTHER INFORMATION

Item 4. - Submissions of Matters to a Vote of Security       13
          Holders

Item 6. - Exhibits and Reports on Form 8K                    13


SIGNATURES                                                   14




                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENT

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                               July 31, August 1, January 30,
                                                 1999     1998      1999

                                            (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                    $   170   $ 1,247    $10,188
  Merchandise inventories                       27,703    21,769     21,074
  Prepaid expenses and other current assets      2,700     3,345      3,780

    Total Current Assets                        30,573    26,361     35,042

Property, plant and equipment - net             25,402    20,449     22,900

Other assets                                        29        32         20

    Total Assets                               $56,004   $46,842     57,962

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt         $    21   $    20    $    21
  Revolving credit facility                      4,841         -          -
  Trade accounts payable                         9,514     6,245      8,576
  Accrued expenses and taxes                     6,641     7,324      9,738
  Net liabilities of discontinued operations     1,337     1,263      1,303

   Total Current Liabilities                    22,354    14,852     19,638

Long-term debt                                     702       724        712

Commitments and contingencies                        -         -          -

Stockholders' equity:
  Preferred stock-authorized 1,000,000
   shares, par value $.001,(none issued)             -         -          -
  Common stock-authorized 15,000,000,
   par value $.001, issued 8,506,901
   shares, respectively                              9         9          9
  Capital in excess of par value                43,097    43,083     43,087
  Accumulated deficit                           (6,454)   (8,073)    (1,747)

                                                36,652    35,019     41,349

  Less treasury stock, at cost, 903,011,
   914,761, and 910,861 shares, respectively     3,704     3,753      3,737

   Total Stockholders' Equity                   32,948    31,266     37,612

  Total Liabilities and Stockholders' Equity   $56,004   $46,842    $57,962





    See accompanying notes to Condensed Consolidated Financial Statements.

                                    -3-

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED

                                       Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                       July 31,     August 1,     July 31,   August 1,
                                         1999         1998         1999         1998

                                           (In thousands, except per share data)

Net sales                              $20,795      $18,431       $43,685    $36,476

Costs and expenses:
 Cost of product sold including
  buying and warehousing costs          12,566       11,089        26,466     22,119
 Selling and administrative expenses    11,529        8,909        21,632     17,059

                                        24,095       19,998        48,098     39,178

 Operating loss                         (3,300)      (1,567)       (4,413)    (2,702)
 Interest income                            18           63            98        172
 Interest expense                          (57)         (21)          (78)       (44)

Loss before income tax and cumulative
effect of a change in accounting
principle                               (3,339)      (1,525)       (4,393)    (2,574)
Income taxes (benefit)                       -            -             -          -

Loss before cumulative effect of a
 change in accounting principle         (3,339)      (1,525)       (4,393)    (2,574)

Cumulative effect of a change in
 accounting principle                         -           -           314          -


Net loss                                $(3,339)    $(1,525)      $(4,707)   $(2,574)

Net loss per share basic and diluted:

 Before cumulative effect of a change
 in accounting principle                $ (0.44)    $ (0.20)      $ (0.58)   $ (0.34)

Cumulative effect of a change in
 accounting principle                         -           -         (0.04)         -

Net loss per share                      $  (0.44)   $ (0.20)      $ (0.62)   $ (0.34)

Weighted average shares outstanding        7,604      7,587         7,601      7,583








      See accompanying notes to Condensed Consolidated Financial Statements


                                  -4-

                     NOODLE KIDODOLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                                      Twenty-Six Weeks Ended
                                                       July 31,   August 1,
                                                         1999        1998

                                                          (In thousands)

Cash flows from operating activities:
 Net loss before cumulative effect of a change
  in accounting principle                               $ (4,393)  $(2,574)
 Adjustments to reconcile to net cash provided
  (used):
  Depreciation                                             1,695     1,346
  Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                               (6,629)   (4,948)
    Prepaid expenses, taxes and other current assets         766      (321)
    Trade accounts payable, accrued expenses and taxes    (2,159)     (205)

      Net cash (used in) continuing operations           (10,720)   (6,702)

  Decrease (increase) in non-cash working capital
   accounts and other of discontinued operations              34        90

      Net cash provided by (used in) discontinued
       operations                                             34        90

      Net cash (used in)operating activities             (10,686)   (6,612)

Cash flows from investing activities:
 Property additions                                       (4,197)   (3,281)
 Other                                                        (9)       (9)

      Net cash (used in)investing activities              (4,206)   (3,290)

Cash flows from financing activities:
 Net increase in revolving credit facility                 4,841         -
 Proceeds from exercise of employee stock options             43        59
 Reduction of long-term debt                                 (10)       (9)

      Net cash provided by (used in) financing
       activities                                          4,874        50

Net increase (decrease) in cash and cash equivalents     (10,018)   (9,852)

Cash and cash equivalents - beginning of period           10,188    11,099

Cash and cash equivalents - end of period                $   170   $ 1,247

Supplemental cash flow information

  Interest expense                                       $    78   $    44

  Income taxes, net                                            -         -







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

NOTE 3.  Income taxes.
         Income tax provisions are based on estimated annual effective tax rates. The Company did not record a tax benefit for the losses for the periods ended
         July 31, 1999 and August 1, 1998, respectively, since the Company has no available tax loss carrybacks and there are no available tax planning strategies that would enable the Company to utilize the tax benefit of the carryforwards,without relying on future income.

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

         Average common and common equivalent shares used in computing diluted earnings per share as a result of applying the treasury stock method to outstanding employee stock options were as follows:

          Thirteen Weeks Ended     Twenty-Six Weeks Ended
         July 31,    August 1,     July 31,     August 1,
           1999         1998         1999         1998

         7,770,000   7,697,000     7,811,000    7,683,000

         In accordance with FAS 128, as a result of losses from operations for the quarter and six month period ended July 31, 1999 and August 1, 1998, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share.

Note 5.  Accounting change.
         Effective January 31, 1999, the Company adopted
         Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". The change involves expensing store pre-opening costs as incurred. Previously, the Company capitalized such costs and amortized them over the first twelve months of a store's operations.

         The cumulative effect of the change in accounting principle resulted in the write-off of $314,000 of unamortized costs in the first quarter which is so reflected in the Statement of Operations.

Note 6.  Revenue Recognition.
         Revenue is recognized at the time that retail sales are made to customers. Returns and allowances are recorded at the time returns are received from or allowances made to customers.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Thirteen Weeks Ended July 31, 1999 Compared With
             Thirteen Weeks Ended August 1, 1998


Results of Operations

Net sales increased 13.0% to $20.8 million in the thirteen weeks ended July 31, 1999 from $18.4 million in the comparable period in the prior year, due to the addition of two stores in the first quarter, and four stores in the second quarter of fiscal 2000; two stores in the third quarter, and three stores in the fourth quarter of last year; offset by decreases in comparable store sales of 8% in the quarter. The Company had 32 comparable stores at July 31, 1999. The Company operated 48 Noodle Kidoodle stores at July 31, 1999 compared to 37 Noodle Kidoodle stores at August 1, 1998.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased 12.3% to $8.2 million in the thirteen weeks ended July 31, 1999 from $7.3 million in the comparable period in the prior year. Gross profit, as a percentage of net sales ("gross profit percentage") decreased to 39.6% for the second quarter ended July 31, 1999 from 39.8% in the comparable period in the prior year, primarily due to favorable product mix partially offset by increased variable warehousing costs.

Selling and administrative expenses increased $2.6 million to $11.5 million in the second quarter ended July 31, 1999 from $8.9 million in the comparable period in the prior year. Direct store expenses, which consist of payroll, occupancy, advertising and other store operating costs, increased $2.0 million as a result of a change in store base. Home office expenses increased $0.5 million, including $0.2 million of costs this quarter associated with the development of the noodlekidoodle.com internet site. Store pre-opening costs increased $0.1 million. Selling and administrative expenses, as a percent of net sales, increased to 55.4% in the current quarter ended July 31, 1999 from 48.3% in the comparable period in the prior year, primarily as a result of the additional home office costs, the timing of advertising expenditures, additional new store opening costs, and lower comparable store sales.

Income tax provisions are based on estimated annual effective tax rates. The Company did not record a tax benefit for the losses for the periods ended July 31, 1999 and August 1, 1998, respectively, since the Company has no available tax losses carrybacks and there are no available tax planning strategies that would enable the Company to utilize the tax benefit of the carryforwards, without relying on future income. The Company has recorded a 100% valuation allowance against its deferred tax assets, and management believes that it is premature to reverse the allowance at this time.

The net loss increased $1.8 million to $3.3 million ($0.44 per share) for the second quarter ended July 31, 1999 from $1.5 million ($0.20 per share) in the comparable period in the prior year.


         Twenty-Six Weeks Ended July 31, 1999 Compared with Twenty-Six Weeks Ended August 1, 1998


Net sales increased 19.7% to $43.7 million in the twenty-six week period ended July 31, 1999 from $36.5 million in the comparable period in the prior year, primarily due to the addition of six new stores in the current six month period and five new stores in the second half of last year offset by comparable store sales decreases of 2%. The Company had 32 comparable stores at July 31, 1999. The Company operated 48 Noodle Kidoodle stores at July 31, 1999 compared to 37 Noodle Kidoodle stores at August 1, 1998.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased 19.4% to $17.2 million in the six months period ended July 31, 1999 from $14.4 million in the comparable period in the prior year. Gross profit percentage remained flat at 39.4% for the twenty-six week period ended July 31, 1999 and August 1, 1998, respectively.

Selling and administrative expenses increased $4.6 million to $21.6 million in the twenty-six week period ended July 31, 1999 from $17.0 million in the comparable period in the prior year. Direct store expenses which consist of payroll, occupancy, advertising and other store operating costs increased $4.0 million. Home office expenses increased $0.4 million including $0.2 million of costs associated with the development of the noodlekidoodle.com internet site. Store pre-opening costs increased $0.2 million. Selling and administrative expenses as a percent of net sales increased to 49.5% in the current six-month period ended July 31, 1999 from 46.8% in the comparable period in the prior year, primarily as a result of increased home office costs, the timing of advertising expenditures, additional new store opening costs and lower comparable store sales.

The cumulative effect of a change in accounting principle of $314,000 represents the write-off of unamortized pre-opening costs as a result of adopting SOP 98-5, "Reporting on the Costs of Start-Up Activities", in the first quarter of fiscal 2000. This accounting change requires the Company to expense on a current basis previously capitalized pre-opening costs.

Income tax provisions are based on estimated annual effective tax rates. The Company did not record a tax benefit for the losses for the periods ended July 31, 1999 and August 1, 1998, respectively, since the Company has no available tax losses carrybacks and there are no available tax planning strategies that would enable the Company to utilize the tax benefit of the carryforwards, without relying on future income. The Company has recorded a 100% valuation allowance against its deferred tax assets, and management believes that it is premature to reverse the allowance at this time.

The net loss increased $2.1 million to $4.7 million ($0.62 per share) for the six-month period ended July 31, 1999 from $2.6 million ($0.34 per share) in the comparable period in the prior year. The current six-month period loss includes the cumulative effect of a change in accounting principle of $0.3 million ($0.04 per share).


Liquidity and Capital Resources.

During the twenty-six week period ended July 31, 1999 the Company's operating activities of its continuing operations used $10.7 million of cash. This use of cash resulted from the net loss, before the cumulative effect of a change in accounting principle, of $4.4 million, and an increase in working capital of $8.0 million, offset by non-cash charges of $1.7 million. The increase in working capital resulted primarily from an increased store base and the need for inventories for the Company's planned store openings for the remainder of the year. The Company used cash to fund investing activities of $4.2 million, primarily for the purchase of fixed assets for new stores. Cash provided from financing activities was $4.9 million, primarily from borrowings of $4.8 million under the Company's revolving credit facility. As a result of the foregoing, cash and cash equivalents decreased during the period by $10.0 million.

On July 29, 1999 the Company announced its intent to form noodlekidoodle.com, a joint venture, between the Company and Daniel Nissan. Following the successful launch of the website, the joint venture will be 80% owned by the Company and 20% owned by Daniel Nissan. The Company estimates that it will invest up to $1 million in the internet venture this year, of which $0.2 million was charged to expense in the current quarter.

The Company maintains a revolving credit facility, effective through June 2000, with The CIT Group/Business Credit, Inc., which provides up to $20 million of available borrowings. This facility may be used for direct borrowings and letters of credit and may not exceed a certain percentage of, and is collateralized by, the Company's inventory, receivables and certain other assets. The agreement provides for an annual collateral management fee and commitment fee on the unused portion of the commitment. Outstanding borrowings bear interest, at the option of the Company, based on the prime rate or LIBOR. The agreement contains certain covenants which among other items, limits the payment of cash dividends when borrowings under the agreement are outstanding. As of July 31, 1999, the Company had $4.8 million of outstanding borrowings under the revolving credit facility.

The Company opened six stores during the twenty-six week period ended July 31, 1999, one in Manhattan, NY, one in Miami, FL two in Houston, TX, one in Southlake, TX and one in Plantation, FL. Three additional stores were opened in the month of August 1999, one in Lincoln, NE, one in Wichita, KS and one in Dallas, TX. The Company expects to open six to eight stores in the next two quarters of fiscal 2000. In addition, the Company plans to continue to make investments in its distribution center and for store remodels to improve operational efficiencies and customer service. The Company leased a 65,000 square foot distribution facility on July 1, 1999 to support its peak seasonal inventory requirements as a result of the increased store base.

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

Year 2000 Compliance

The Company has completed its review of year 2000 ("Y2K") issues and does not believe that the business impact or cost of these issues is material. The following areas have been reviewed:

Corporate Information Systems - All corporate information systems, both those developed by the Company and critical systems developed by third parties, have been developed in an environment and programming language which are not affected by the year 2000 problem, and no software changes are needed.

In-Store Systems - All in-store and point of sale (POS) software was developed by an outside software firm which has provided written assurance of the systems' year 2000 compliance. The Company has tested the systems' Y2K compliance during the first quarter of calendar 1999 and found the systems to be Y2K compliant.

Personal Computers - Some personal computers used to run the Company's in-store POS systems are not year 2000 compliance.
BIOS upgrades for these computers have been obtained at no cost.

Embedded Systems - None of the Company's critical operations are dependent on the embedded systems. Year 2000 compliance of telephone and alarm systems, which may contain embedded date-sensitive circuits, will be verified with their respective vendors by the end of the third quarter of calendar 1999.

Risk - There can be no assurance that the Company's systems will be timely converted or that the failure of such systems to be year 2000 compliant will not have a material adverse affect on the Company's results of operations, financial condition or liquidity. Management believes that the risks associated with the year 2000 problem are minimal. The greatest risk to the business is the possibility of an interruption in service from a vendor who is not properly prepared. Any impact to the business in this "worst case" scenario would be minimized by the likelihood that it will occur during the traditionally slower first quarter.

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk

Not applicable.

                PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security
          Holders.
          (a) The Annual Meeting of Stockholders of Noodle
              Kidoodle, Inc. was held on July 13, 1999.

          (b) Election of Directors

Nominees (Class II Directors)   Shares For   Shares Withheld
      Robin Farkas              6,311,276        220,255
      Stewart Katz              6,530,337          1,194
      Robert Stokvis            6,529,612          1,919


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


                                   NOODLE KIDOODLE, INC.
                                   (Registrant)


Date:  September 13, 1999          /s/ Stanley Greenman
                                   Stanley Greenman, Chairman
                                   of the Board, Chief
                                   Executive Officer, and
                                   Treasurer
                                   (Principal Executive
                                    Officer)

Date:  September 13, 1999          /s/ Kenneth S. Betuker
                                   Kenneth S. Betuker
                                   Vice President, Chief
                                   Financial Officer and
                                   Secretary
                                   (Principal Financial and
                                    Accounting Officer)