Form 10-Q
period 1999-10-30
NOODLE KIDOODLE INC
filed 1999-12-14
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             ---------
                             FORM 10-Q


(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1999

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

As of November 26, 1999, there were 7,603,890 outstanding shares of the issuer's common stock, par value $.001 per share
(excluding 903,011 treasury shares).

                      TABLE OF  CONTENTS

PART I - FINANCIAL INFORMATION
                                                            Page

Item 1. - Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   October 30, 1999, October 31, 1998 and January 30, 1999   3

  Condensed Consolidated Statements of  Operations
   Thirteen and Thirty-Nine Weeks Ended October 30, 1999
   and October 31, 1998                                      4

  Condensed Consolidated Statements of Cash Flows
   Thirty-Nine Weeks Ended October 30, 1999 and
   October 31, 1998                                          5

  Notes to Condensed Consolidated Financial Statements	      6

Item 2. -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     8

Item 3. -  Quantative and Qualitative Disclosure About      13
           Market Risk

PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8K                   14


SIGNATURES                                                  15





                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENT

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED
                                              October 30, October 31, January 30,
                                                1999        1998       1999

                                              (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                    $    22   $    54    $10,188
  Merchandise inventories                       52,675    34,054     21,074
  Prepaid expenses and other current assets      5,504     3,118      3,780

    Total Current Assets                        58,201    37,226     35,042

Property, plant and equipment - net             29,193    21,726     22,900

Other assets                                        53        38         20

    Total Assets                               $87,447   $58,990     57,962

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt         $    21   $    20    $    21
  Revolving credit facility                     21,578     5,419          -
  Trade accounts payable                        19,541    13,019      8,576
  Accrued expenses and taxes                    13,158     8,842      9,738
  Net liabilities of discontinued operations         -     1,259      1,303

   Total Current Liabilities                    54,298    28,559     19,638

Long-term debt                                     697       719        712

Commitments and contingencies                        -         -          -

Stockholders' equity:
  Preferred stock-authorized 1,000,000
   shares, par value $.001,(none issued)             -         -          -
  Common stock-authorized 15,000,000,
   par value $.001, issued 8,506,901
   shares, respectively                              9         9          9
  Capital in excess of par value                43,097    43,083     43,087
  Accumulated deficit                           (6,950)   (9,627)    (1,747)

                                                36,156    33,465     41,349

  Less treasury stock, at cost, 903,011,
   914,761, and 910,861 shares, respectively     3,704     3,753      3,737

   Total Stockholders' Equity                   32,452    29,712     37,612

  Total Liabilities and Stockholders' Equity   $87,447   $58,990    $57,962








    See accompanying notes to Condensed Consolidated Financial Statements.


                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED
                                       Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                      October 30,  October 31,  October 30,  October 31,
                                         1999         1998         1999         1998

                                           (In thousands, except per share data)

Net sales                              $27,205      $22,670       $70,890    $59,146

Costs and expenses:
 Cost of product sold including
  buying and warehousing costs          16,683       13,816        43,149     35,935
 Selling and administrative expenses    13,199       10,336        34,831     27,395

                                        29,882       24,152        77,980     63,330

 Operating loss                         (2,677)      (1,482)       (7,090)    (4,184)
 Interest income                             6           12           104        184
 Interest expense                         (325)         (84)         (403)      (128)


Loss from continuing operations         (2,996)      (1,554)       (7,389)    (4,128)
before income taxes
Income taxes (benefit)                       -            -             -          -
Net loss from continuing operations     (2,996)      (1,554)       (7,389)    (4,128)

Gain from disposal of discontinued
  operations                             2,500            -         2,500          -

Loss before cumulative effect of a
 change in accounting principle           (496)      (1,554)       (4,889)    (4,128)

Cumulative effect of a change in
 accounting principle                         -           -           314          -


Net loss                                $ (496)    $(1,554)      $ (5,203)   $(4,128)


Net income (loss) per share:
  Continuing operations                 $ (0.39)   $ (0.20)      $  (0.97)   $ (0.54)
  Discontinued operations                  0.33          -           0.33          -
  Cumulative effect of a change in
  accounting principle                        -          -          (0.04)         -

Net loss per share basic and diluted:   $ (0.06)   $ (0.20)      $  (0.68)   $ (0.54)

Weighted average shares outstanding       7,604      7,592          7,602      7,586












      See accompanying notes to Condensed Consolidated Financial Statements

                             -4-

                     NOODLE KIDODOLE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                                     Thirty-Nine Weeks Ended
                                                      October 30, October 31,
                                                         1999        1998

                                                          (In thousands)

Cash flows from operating activities:
 Net loss from continuing operations                    $ (7,389) $ (4,128)
 Adjustments to reconcile to net cash provided
  (used):
  Depreciation                                             2,658     2,086
  Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                              (31,601)  (17,233)
    Prepaid expenses, taxes and other current assets      (2,038)      (94)
    Trade accounts payable, accrued expenses and taxes    14,385     8,087

      Net cash (used in) continuing operations           (23,985)  (11,282)

  Gain from disposal of discontinued operating
    activities                                             2,500         -
  Decrease (increase) in non-cash working capital
   accounts                                               (1,303)       86

      Net cash provided by discontinued operations         1,197        86

      Net cash (used in)operating activities             (22,788)  (11,196)

Cash flows from investing activities:
 Property additions                                       (8,951)   (5,298)
 Other                                                       (33)      (15)

      Net cash (used in)investing activities              (8,984)   (5,313)

Cash flows from financing activities:
 Net increase in revolving credit facility                21,578     5,419
 Proceeds from exercise of employee stock options             43        59
 Reduction of long-term debt                                 (15)      (14)

      Net cash provided by financing activities           21,606     5,464

Net decrease in cash and cash equivalents                (10,166)  (11,045)

Cash and cash equivalents - beginning of period           10,188    11,099

Cash and cash equivalents - end of period                $    22   $    54

Supplemental cash flow information

  Interest expense                                       $   403   $   128

  Income taxes, net                                            -         -







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

NOTE 3.  Income taxes.
         Income tax provisions are based on estimated annual effective tax rates. The Company did not record a tax benefit for the losses for the periods ended
         October 30, 1999 and October 31, 1998, respectively, since the Company has no available tax loss carrybacks and there are no available tax planning strategies that would enable the Company to utilize the tax benefit of the carryforwards, without relying on future income.

         The Company has recorded a 100% valuation allowance against its deferred tax assets, and management believes that it is premature to reverse the allowance at this time.

         The Company has available net operating loss carryforwards of approximately $16.5 million for income tax purposes.

NOTE 4.  Earnings per share.
         The Company calculates earnings per share in accordance with Statement of Financial Accounting
         Standards (SFAS) No. 128, "Earnings per Share." We use the weighted-average number of common shares outstanding during each period to compute basic earnings per common share. Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are employee stock options assumed to be exercised.

         Average common and common equivalent shares used in computing diluted earnings per share as a result of applying the treasury stock method to outstanding employee stock options were as follows:

          Thirteen Weeks Ended     Thirty-Nine Weeks Ended
         October 30,  October 31,  October 30,  October 31,
            1999         1998         1999         1998

         7,681,000   7,661,000     7,768,000    7,677,000

         In accordance with FAS 128, as a result of losses from operations for the quarter and nine month period ended October 30, 1999 and October 31, 1998, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share.

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

NOTE 7.  Discontinued operations.
         In the third quarter ended October 30, 1999, the Company adjusted the estimated gain on disposal of its discontinued wholesale operations recognized in fiscal 1996. The adjustment resulted in an additional gain of $2.5 million. The additional gain arose from the sale of the Company's leasehold interest in its former distribution center in Birmingham, Alabama and the settlement of liabilities related to its discontinued operations.
         The leasehold interest in the Birmingham, Alabama distribution center was sold on November 15, 1999.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Thirteen Weeks Ended October 30, 1999 Compared With
             Thirteen Weeks Ended October 31, 1998


Results of Operations

Continuing operations
Net sales increased 19.8% to $27.2 million in the thirteen weeks ended October 30, 1999 from $22.7 million in the comparable period in the prior year. The increase was due to the addition of seventeen stores since last year's third quarter, eight of which were opened in this quarter, offset by decreases in comparable store sales of 4% in the quarter. The Company had 35 comparable stores at October 30, 1999.
The Company operated 56 Noodle Kidoodle stores at October 30, 1999 compared to 39 Noodle Kidoodle stores at October 31, 1998.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased 18.0% to $10.5 million in the thirteen weeks ended October 30, 1999 from $8.9 million in the comparable period in the prior year. Gross profit, as a percentage of net sales ("gross profit percentage") decreased to 38.7% for the third quarter ended October 30, 1999 from 39.1% in the comparable period in the prior year, primarily due to increased warehousing costs this year, partially offset by reduced markdowns. This year the Company incurred additional costs to lease additional warehouse space to support its peak seasonal inventory requirements.

Selling and administrative expenses increased $2.9 million to $13.2 million in the third quarter ended October 30, 1999 from $10.3 million in the comparable period in the prior year. Direct store expenses, which consist of payroll, occupancy, advertising and other store operating costs, increased $2.5 million, primarily as a result of the increased store base. Home office expenses increased $0.2 million, including $0.1 million of costs this quarter associated with the development of the noodlekidoodle.com internet site. Store pre-opening costs increased $0.2 million. Selling and administrative expenses, as a percent of net sales, increased to 48.5% in the current quarter ended October 30, 1999 from 45.6% in the comparable period in the prior year, primarily as a result of the additional direct store expenses, increased home office costs, additional store pre-opening costs, and the negative impact of lower comparable store sales.

Net interest expense in the third quarter ended October 30, 1999 was $.3 million as compared to $.1 million in the comparable period in the prior year. The increase of $.2 million in the current quarter resulted primarily from increased borrowings under the Company's revolving credit facility, which funded the buildup of inventory levels needed for the upcoming holiday season.

Income tax provisions are based on estimated annual effective tax rates. The Company did not record a tax benefit for the losses for the periods ended October 30, 1999 and October 31, 1998, respectively, since the Company has no available tax losses carrybacks and there are no available tax planning strategies that would enable the Company to utilize the tax benefit of the carryforwards, without relying on future income. The Company has recorded a 100% valuation allowance against its deferred tax assets, and management believes that it is premature to reverse the allowance at this time.

Net loss from continuing operations increased $1.4 million to $3.0 million ($0.39 per share) for the third quarter ended
October 30, 1999 from $1.6 million ($0.20 per share) in the comparable period in the prior year.

Gain from disposal of discontinued operations was $2.5 million ($0.33 per share) for the thirteen week period ended October 30, 1999, as a result of the sale of the Company's leasehold interest in its former wholesale distribution center in Birmingham, Alabama and the settlement of liabilities relating to its discontinued operations. The Birmingham, Alabama distribution center was the final remaining tangible asset resulting from the decision to exit the wholesale business in August 1995 and was sold on November 15, 1999.

The net loss decreased $1.1 million to $0.5 million ($0.06 per share) for the third quarter ended October 30, 1999 from $1.6 million ($0.20 per share) in the comparable period in the prior year.


         Thirty-Nine Weeks Ended October 30, 1999 Compared with Thirty-Nine Weeks Ended October 31, 1998

Continuing operations
Net sales increased 20.0% to $70.9 million in the thirty-nine week period ended October 30, 1999 from $59.1 million in the comparable period in the prior year, primarily due to the addition of fourteen new stores in the current nine month period and three new stores in the fourth quarter of last year, offset by comparable store sales decreases of 3%. The Company had 35 comparable stores at October 30, 1999. The Company operated 56 Noodle Kidoodle stores at October 30, 1999 compared to 39 Noodle Kidoodle stores at October 31, 1998.

Gross profit (derived from net sales less the cost of product sold, which includes buying and warehousing costs) increased 19.8% to $27.8 million in the nine months period ended October 30, 1999 from $23.2 million in the comparable period in the prior year. Gross profit percentage decreased to 39.1% for the thirty-nine week period ended October 30, 1999 from 39.2% in the comparable period in the prior year, primarily due to increased warehousing costs this year, partially offset by reduced markdowns. This year the Company incurred additional costs to lease additional warehouse space to support its peak seasonal inventory requirements.

Selling and administrative expenses increased $7.4 million to $34.8 million in the thirty-nine week period ended October 30, 1999 from $27.4 million in the comparable period in the prior year. Direct store expenses which consist of payroll, occupancy, advertising and other store operating costs increased $6.4 million. Home office expenses increased $0.5 million including $0.3 million of costs associated with the development of the noodlekidoodle.com internet site. Store pre-opening costs increased $0.5 million. Selling and administrative expenses as a percent of net sales increased to 49.1% in the current nine-month period ended October 30, 1999 from 46.3% in the comparable period in the prior year, primarily as a result of the additional direct store expenses, increased home office costs, additional store pre-opening costs, and the negative impact of lower comparable store sales.

Net interest expense in the nine month period ended October 30, 1999 was $.3 million as compared to net interest income of $.1 million in the comparable period in the prior year. The increase of $.4 million resulted primarily from increased borrowing under the Company's revolving credit facility, which funded the buildup of inventory levels needed for the upcoming holiday season and the acquisition of fixed assets for new stores opened this year.

Income tax provisions are based on estimated annual effective tax rates. The Company did not record a tax benefit for the losses for the periods ended October 30, 1999 and October 31, 1998, respectively, since the Company has no available tax losses carrybacks and there are no available tax planning strategies that would enable the Company to utilize the tax benefit of the carryforwards, without relying on future income. The Company has recorded a 100% valuation allowance against its deferred tax assets, and management believes that it is premature to reverse the allowance at this time.

Net loss from continuing operations increased $3.3 million to $7.4 million ($0.97 per share) for the nine-month period ended October 30, 1999 from $4.1 million ($0.54 per share) in the comparable period in the prior year.

Gain from disposal of discontinued operations was $2.5 million ($0.33 per share) for the thirty-nine week period ended October 30, 1999, as a result of the sale of the Company's leasehold interest in its former wholesale distribution center in Birmingham, Alabama and the settlement of liabilities relating to its discontinued operations. The Birmingham, Alabama distribution center was the final remaining tangible asset resulting from the decision to exit the wholesale business in August 1995 and was sold on November 15, 1999.

The cumulative effect of a change in accounting principle of $314,000 represents the write-off of unamortized pre-opening costs as a result of adopting SOP 98-5, "Reporting on the Costs of Start-Up Activities", in the first quarter of fiscal 2000. This accounting change requires the Company to expense on a current basis previously capitalized pre-opening costs.

The net loss increased $1.1 million to $5.2 million ($0.68
per share) for the nine-month period ended October 30, 1999 from $4.1 million ($0.54 per share) in the comparable period in the prior year.

Liquidity and Capital Resources.

During the thirty-nine week period ended October 30, 1999 the Company's operating activities of its continuing operations used $24.0 million of cash. This use of cash resulted from the net loss of $7.4 million, and an increase in working capital of $19.3 million, offset by non-cash charges of $2.7 million. The increase in working capital resulted primarily from the seasonal build up of inventory in preparation for the upcoming holiday season, the addition of fourteen new stores and the need for inventories for the Company's planned store openings for the remainder of the year, as well as inventory to support expected increases in internet sales, offset by increases in trade accounts payable, accrued expenses and taxes. The operating activities of discontinued operations provided $1.2 million in cash as a result of the sale of the Company's former wholesale distribution center in Birmingham, Alabama and the settlement of liabilities related to the Company's discontinued wholesale operations. The Company used cash to fund investing activities of $9.0 million for the purchase of fixed assets for new stores.
Cash provided from financing activities was $21.6 million, from borrowings under the Company's revolving credit facility. As a result of the foregoing, cash and cash equivalents decreased during the period by $10.2 million.

On July 29, 1999 the Company announced its intent to form noodlekidoodle.com, a joint venture, between the Company and Daniel Nissan. Following the successful launch of the website, the joint venture will be 80% owned by the Company and 20% owned by Daniel Nissan. The Company estimates that it will invest up to $1 million in the internet venture this year, of which $0.3 million was charged to expense in the current nine month period. The website was launched on November 18,1999.

The Company maintains a revolving credit facility, effective through June 2000, with The CIT Group/Business Credit, Inc. The agreement was amended on October 29,1999, to increase the maximum amount available to $27 million until November 30, 1999, reducing to $22 million through December 31, 1999, and further reducing to $15 million until expiration date.
This facility may be used for direct borrowings and letters of credit and may not exceed a certain percentage of, and is collateralized by, the Company's inventory, receivables and certain other assets. The agreement provides for an annual collateral management fee and commitment fee on the unused portion of the commitment. Outstanding borrowings bear interest, at the option of the Company, based on the prime rate or LIBOR. The agreement contains certain covenants which among other items, limits the payment of cash dividends when borrowings under the agreement are outstanding. As of October 30, 1999, the Company had $21.6 million of outstanding borrowings under the revolving credit facility.

The Company opened fourteen stores during the thirty-nine week period ended October 30, 1999. The Company has subsequently opened two additional stores in the month of November. The Company has signed leases for four new locations scheduled to open in calendar 2000. In addition, the Company plans to continue to make investments in its distribution center and for store remodels to improve operational efficiencies and customer service. The Company leased a 65,000 square foot distribution facility on July 1, 1999 to support its peak seasonal inventory requirements as a result of the increased store base. The Company expects to further increase its distribution capacity in Fiscal 2001.

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

Personal Computers - Some personal computers used to run the Company's in-store POS systems were not year 2000 compliant.
BIOS upgrades for these computers have been obtained at no cost.

Embedded Systems - None of the Company's critical operations are dependent on hardware with embedded systems. The
Company's home office telephone system was upgraded in the third quarter of calendar 1999 and is now Y2K compliant.

Risk - While the Company has completed its testing and any necessary conversions and upgrades and believes its systems are now Y2K compliant, there can be no assurance that the Company's testing was adequate or that the conversions and upgrades will be effective. Further, there can be no assurance that the failure of such systems to be year 2000 compliant will not have a material adverse affect on the Company's results of operations, financial condition or liquidity. Management believes that the risks associated with the year 2000 problem are minimal. The greatest risk to the business is the possibility of an interruption in service from a vendor who is not properly prepared. Any impact to the business in this "worst case" scenario would be minimized by the likelihood that it will occur during the traditionally slower first quarter.

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


                                   NOODLE KIDOODLE, INC.
                                   (Registrant)


Date:  December 13, 1999           /s/ Stanley Greenman
                                   Stanley Greenman, Chairman
                                   of the Board, Chief
                                   Executive Officer, and
                                   Treasurer
                                   (Principal Executive
                                    Officer)

Date:  December 13, 1999           /s/ Kenneth S. Betuker
                                   Kenneth S. Betuker
                                   Vice President, Chief
                                   Financial Officer and
                                   Secretary
                                   (Principal Financial and
                                    Accounting Officer)