Form 10-K
period 2000-01-29
NOODLE KIDOODLE INC
filed 2000-04-28
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934.

              For the fiscal year ended January 29, 2000

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

                              NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 12, 2000 was $37,552,848, based on the closing price of same stock on that date. In determining the market value of non-affiliated voting stock, shares of common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of April 12, 2000 was 7,605,640.

Documents Incorporated by reference: Certain portions of Registrant's definitive proxy statement with respect to its 2000 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A under the Securities Exchange Act of 1934, with the Commission within 120 days of the close of Registrant's fiscal year ended January 29, 2000 are incorporated by reference into Part III of this report.


                       TABLE OF CONTENTS

                                                         Page
                            PART I

Item 1. Business                                           4
Item 2. Properties                                         8
Item 3. Legal Proceedings                                  8
Item 4. Submission of Matters to a Vote of
        Security Holders                                   8


                            Part II

Item 5. Market for Registrant's Common Stock and
        Related Stockholders' Matters                      9
Item 6. Selected Financial Data                            10
Item 7. Management's Discussion and Analysis
        of Financial Condition and Results of              11
        Operations
Item 7A.Quantitative and Qualitative Disclosures About
        Market Risk                                        16
Item 8. Financial Statements and Supplementary Data        16
Item 9. Changes in and Disagreements with
        Accountants on Accounting and Financial
        Disclosure                                         16


                            PART III

Item 10. Directors and Executive Officers of
         the Registrant                                    17
Item 11. Executive Compensation                            17
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                             17
Item 13. Certain Relationships and Related
         Transactions                                      17


                            PART IV

Item 14. Exhibits, Financial Statements,
         Schedules and Reports on Form 8-K                 18


                          PART I

ITEM 1.  BUSINESS.

(a)  General

Noodle Kidoodle, Inc., a Delaware corporation (the "Company" or "Registrant") is a specialty retailer of a broad assortment of educationally oriented, creative and non-violent children's products, including toys, books, games, video and audio tapes, computer software, crafts and other learning products. The Company operated 58 Noodle Kidoodle retail stores at the close of the fiscal year ended January 29, 2000 ("Fiscal 2000") located in New York, New Jersey, Connecticut, Texas, Oklahoma, Florida, New Hampshire, Nebraska, Kansas, Tennessee, Pennsylvania, Arkansas and the Boston, Chicago, and Detroit metropolitan areas. We also sell our merchandise on the worldwide web at www.NoodleKidoodle.com.

The Company was founded in 1946 and, doing business under its former name Greenman Bros. Inc., engaged in the retail toy business as well as the wholesale distribution of general merchandise, with an emphasis on toys, stationery and housewares. During the 1980's, the Company operated a number of retail toy stores, including a chain of 330 stores under the Circus World name located principally in shopping malls in approximately 30 states. The Company sold the Circus World stores in Fiscal 1991 but continued to operate a number of retail toy stores under the Playworld name. The Company opened its first Noodle Kidoodle store in November 1993, and opened three additional Noodle Kidoodle stores in Fiscal 1995. During Fiscal 1996, management determined that the Company should focus exclusively on its retail business by expanding and developing the Noodle Kidoodle retail concept. Accordingly, in August 1995, the Company adopted
a new business plan and ceased operating its wholesale division.   In
December 1995, we changed our name from Greenman Bros. Inc. to Noodle Kidoodle, Inc. and, in January 1996, changed our jurisdiction of incorporation to Delaware.


(b) Financial Information About Industry Segments

We currently operate in one industry segment which involves the retail sales of children's toys and other products. In prior years we also operated in a second segment which was the wholesale distribution of general merchandise. This segment was discontinued in August 1995 and the results are disclosed as discontinued operations.

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

The Company's stores range from approximately 5,000 to 13,300 square feet and average approximately 9,500 square feet. Each store offers customers a warm and inviting shopping environment with brightly lit spaces, colorful walls, ceilings and carpets, wide aisles for strollers and kid-level seating and product shelving. Each store typically carries approximately 16,000 stock-keeping units ("SKU's"), conveniently displayed in separate merchandise departments, such as "Science & Nature" and "Arts & Crafts", which are identified by eye-catching signs that are visual as well as verbal so that children can understand them. All of the products carried in Noodle Kidoodle stores conform to the Company's creative, non-violent and educational merchandising strategy. The Company generally does not carry mass market television advertised toys. However, in certain product categories, the Company does carry brand name products which fit the Noodle Kidoodle philosophy, such as Crayola, Lego, Playmobil, Mattel, the full line of Walt Disney video titles and the Goosebumps line of books. The Company purchases merchandise from over 600 suppliers. No single supplier represents greater than 10% of the Company's total purchases.

During Fiscal 2000 we, through a newly created subsidiary NoodleKidoodle.com, LLC, substantially enhanced the e-commerce capability of our internet site www.noodlekidoodle.com. Additionally, the merchandise offered for sale on the internet was increased from approximately 700 items during the 1998 Holiday selling season to almost 4,000 during the 1999 Holiday selling season. The Company believes that offering the best selling merchandise in its stores over the internet presents an opportunity to serve its existing customers better, and to expand its customer base to geographic areas where the Company does not operate retail stores. The Company's internet strategy is to build on the strength of the Noodle Kidoodle brand by integrating the marketing of its retail stores and its internet site, and to take advantage of the Company's existing capabilities in procurement, merchandising, fulfillment and marketing. The Company believes that this strategy may give it a cost advantage over internet only retailers.

At the end of its 2000 fiscal year, the Company operated 58 Noodle Kidoodle stores located in New York, New Jersey, Connecticut, Texas, Oklahoma, Florida, New Hampshire, Nebraska, Kansas, Tennessee, Pennsylvania, Arkansas and the Boston, Chicago and Detroit metropolitan areas. We opened a total of sixteen new stores in fiscal 2000, four stores in Texas, three in Florida and one in each of the states of New York, New Hampshire, Nebraska, Kansas, Tennessee, Pennsylvania, Connecticut, Arkansas, and Massachusetts. Our new store program for the coming year is underway, with one store open and one store under construction as of April 28, 2000. We have signed leases for another four stores which we expect will open this year. We plan to open approximately ten new stores and a second distribution center in Fiscal 2001. The Company believes that there are opportunities for nationwide expansion over the longer term.

We believe that the following elements are important to our retailing concept:

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

* Superior Customer Service - By providing knowledgeable and friendly customer service and selecting enthusiastic employees who enjoy working with children, we believe that we have a competitive advantage over lower-service superstores and mass merchandisers.

* Targeted Marketing - The Company conducts a targeted direct mail marketing program and continuously updates its customer database for this purpose.

* Competitive Pricing - Noodle Kidoodle offers everyday competitive pricing. Many products are regularly discounted and prices in general are believed to be competitive with those featured by superstores carrying similar lines of merchandise.

Backlog is not considered relevant to an understanding of the Company's business. We are required to carry substantial amounts of inventory in the months of September through November of each year in order to meet holiday delivery requirements.

We did not have any customers that represented more than 10% of consolidated revenues for the year ended January 29, 2000.

Our business is highly seasonal and approximately 48% of our revenues occur in the fourth quarter.

The retail toy business is highly competitive. We compete on the basis of our stores' interactive environment, broad merchandise selection, superior customer service and competitive pricing. The Company competes with a variety of mass merchandisers, superstores and other toy retailers, including Toys-R-Us and Kay-Bee Toy Stores and other store formats selling children's products, such as discount stores and smaller specialty toy stores. Retailing of children's educational products is a relatively new concept. Included among the Company's direct competitors are Zany Brainy, Store of Knowledge, and Learning Express. The Company also faces growing competition from internet-based retailers such as eToys and Amazon.com. Because internet-based retailers do not operate retail stores, they may enjoy an overall operating cost advantage. Some of theCompany's competitors are much larger in terms of sales volume and have more capital and greater management resources than the Company. In addition, due to the nature of electronic commerce, they may reach a broader market. If any of our larger competitors were to increase their focus on the educational market or if any regional competitors were to expand their activities in the markets primarily served by us, we could be adversely affected. If any of the Company's major competitors seek to gain or retain market share by reducing prices, we may be required to reduce our prices on key items in order to remain competitive, which would have the effect of reducing our profitability.

As of January 29, 2000, the Company employed 1,689 people, of whom 551 were employed full-time. The Company also employs additional part-time personnel during the pre-Christmas season. The Company believes that its relations with its employees are generally good.

The Company has registered several service marks and trademarks with Federal and State authorities, including Noodle KidoodleO, Oodles & Oodles of Fun Things to LearnO, Kidoodle AnimationO, and the Company's slogan "Kids learn best when they're having fun"O. The Company believes it has all licenses necessary to conduct its business.

Recent Developments

On April 21, 2000, the Company entered into a merger agreement with Zany Brainy, Inc., a Delaware corporation, and Night Owl Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Zany Brainy. The merger agreement provides that Night Owl Acquisition will merge with and into the Company so that the Company will become a wholly owned subsidiary of Zany Brainy. Each share of the Company's common stock outstanding immediately prior to the merger will be converted into 1.233 shares of Zany Brainy common stock.

Completion of the merger is subject to regulatory and stockholder approval. We expect to complete the merger by the end of the second quarter.

ITEM 2. PROPERTIES.

The Company leases all of its Noodle Kidoodle stores. Original lease terms generally are for ten years, and many leases contain renewal options. The Company's stores are generally located in either strip shopping centers or in enclosed shopping malls. The 58 stores operating at the end of Fiscal 2000 ranged in size from approximately 5,000 to 13,300 square feet.

We currently support our retail operations with an owned 269,000 square
foot distribution center in Phillipsburg, New Jersey.  We   had previously
supported our total retail and wholesale operations with three other distribution centers located in Farmingdale, New York, West Haven, Connecticut and Birmingham, Alabama. The Farmingdale and West Haven facilities were disposed of when the Company's wholesale operations were discontinued. The Company discontinued the use of the Birmingham center in 1989 and assigned its leasehold interest in that property in November, 1999.

The Company has also leased 65,000 square feet of warehouse space in Allentown, PA from July 1999 through June 2000. This space was necessary to accommodate last year's seasonal inventory buildup in the fall months.

The Company's executive offices are located at Syosset, New York. The Company's lease for its executive offices runs through May,2004 and contains an option to renew for an additional five years.

We believe that the foregoing facilities are adequate for our present operations and such facilities are maintained in a good state of repair.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None

                          PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDERS' MATTERS.

The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "NKID". The following table sets forth, for the periods indicated, the high and low sales prices per share for the Common Stock for each of the fiscal quarters indicated for Fiscal 2000 and for the fiscal year ended January 30, 1999 ("Fiscal 1999").

                                  High      Low

Fiscal 2000
     First Quarter              $  9.00    $ 6.13
     Second Quarter                7.63      4.13
     Third Quarter                 6.19      3.88
     Fourth Quarter                7.28      3.88

Fiscal 1999
     First Quarter              $  7.56    $ 3.75
     Second Quarter                7.38      5.00
     Third Quarter                 6.13      3.13
     Fourth Quarter               11.63      5.25

As of January 29, 2000 there were approximately 589 holders of record of Common Stock.

We have not paid cash dividends on our Common Stock since 1969, and we currently anticipate that we will retain all available funds generated by our operations for the development and growth of our business. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and business prospects of the Company and such other factors as the Board of Directors may deem relevant. In addition, the Company's revolving credit agreement restricts the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data presented below reflects the consolidated results of operations, financial condition and operating data of the Company for the periods indicated. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The consolidated financial data for the fifty-two weeks ended January 29, 2000, January 30, 1999, January 31, 1998, February 1, 1997, and fifty-three weeks ended February 3, 1996 are derived from the consolidated financial statements of the Company which have been audited by Janover Rubinroit, LLC, independent certified public accountants.

SELECTED FINANCIAL DATA
                                                    Fiscal Years Ended
                                      Jan. 29,    Jan. 30,   Jan. 31,   Feb. 1,   Feb. 3,
                                        2000       1999       1998      1997      1996
                                     (52 weeks) (52 weeks) (52 weeks)(52 weeks)(53 weeks)
                                              (In thousands except share data)

STATEMENT OF OPERATIONS DATA:
  Net Sales                          $135,038   $107,886    $81,664    $59,410   $32,143

  Net income (loss) from:
    Continuing operations (1)        $  9,683   $  3,752    $(1,918)  $(7,492)   $(5,272)
    Discontinued operations             1,550          -          -         -     (9,059)
    Cumulative effect of a change
     in accounting principle             (195)         -          -         -          -
      Net income (loss)              $ 11,038   $  3,752    $(1,918)  $(7,492)  $(14,331)

Basic earnings per share
  Continuing operations              $   1.27   $    .49    $  (.25)  $ (1.00)  $  (.99)
  Discontinued operations                0.20          -          -         -     (1.70)
  Cumulative effect of a change
   in accounting principle              (0.03)         -          -         -         -
    Net income (loss) per share      $   1.45   $    .49    $  (.25)  $ (1.00)  $ (2.69)

Diluted earnings per share
    Continuing operations            $   1.25   $    .49    $  (.25)  $ (1.00)  $  (.99)
    Discontinued operations              0.20          -          -         -     (1.70)
    Cumulative effect of a change
     in accounting principle            (0.03)         -          -         -         -

    Net income (loss) per share      $   1.42   $    .49    $  (.25)  $ (1.00)  $ (2.69)
Weighted average shares:
  Basic                                 7,603      7,588      7,580     7,488     5,320
  Diluted                               7,761      7,722      7,587     7,601     5,498

SELECTED OPERATING DATA (AT PERIOD END)
  Stores open                              58         42         32        31        22

BALANCE SHEET DATA:
  Working capital                    $ 15,300    $15,404    $15,977   $16,819   $14,031
  Total assets                         72,882     57,962     49,481    51,036    37,276
  Stockholders' equity                 48,700     37,612     33,781    35,699    27,080
  Long term obligations                   689        712        733       753         -
  Dividends per common share                -          -          -         -         -

In accordance with FASB No. 128, as a result of losses from continuing operations, the inclusion of stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share in fiscal years 1998, 1997 and 1996, respectively.

(1) Fiscal 2000 includes a net income tax benefit of $7,271 due to the recognition of our deferred tax asset.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal Year Ended January 29, 2000 compared to
Fiscal Year Ended January 30, 1999

Continuing operations:
Net sales increased a total of 25.1% to $135.0 million in Fiscal 2000 from $107.9 million in Fiscal 1999 due to the addition of sixteen new stores during Fiscal 2000 and ten new stores during Fiscal 1999. Sales in comparable stores increased 1% for the year. Sales on the internet were $0.9 million in Fiscal 2000, compared to $0.1 million in Fiscal 1999. Sales of Beanie Babies declined from approximately 13% of sales in Fiscal 1999 to approximately 7% of sales in Fiscal 2000. The Company operated 58 Noodle Kidoodle stores at January 29, 2000 compared to 42 Noodle Kidoodle stores at January 30, 1999.

Gross profit (derived from net sales less cost of products sold, which includes buying and warehousing costs) increased 23.1% to $52.3 million for Fiscal 2000 from $42.5 million in Fiscal 1999. Overall gross profit as a percent of sales ("gross profit percentage") decreased to 38.7% in Fiscal 2000 from 39.4% in Fiscal 1999. The decrease in gross profit percentage was primarily attributable to increased distribution costs this year. Distribution costs increased because the Company leased 65,000 square feet of additional warehousing space to supplement the storage capacity of its Phillipsburg, NJ distribution center, and also because as our store base expands, freight costs to more distant store locations increase.

Selling and administrative expenses increased $10.6 million or 27.3% to $49.4 million in Fiscal 2000 from $38.8 million in the prior year. $1.1 million of this increase is related to the costs of NoodleKidoodle.com, our internet subsidiary. Direct store expenses which consist of payroll, occupancy, advertising and other store operating expenses increased $9.2 million, primarily due to an increase in the store base. Home office expenses increased $0.8 million, including an increase of $0.4 million of store pre-opening costs. Selling and administrative expenses as a percent of net sales increased to 36.5% in Fiscal 2000 from 36.0% in the prior year, primarily as a result of the costs incurred in new stores and costs related to our internet activities.

Net interest expense in Fiscal 2000 was $0.5 million as compared to net interest income of $0.1 million in the comparable period in the prior year. The increase in interest expense of $0.6 million in Fiscal 2000 resulted primarily from an increase in borrowings under the Company's revolving credit facility.

Discontinued Operations:
In the third quarter ended October 30, 1999, the Company adjusted the estimated gain on disposal of its discontinued wholesale operations recognized in fiscal 1996. The adjustment resulted in an additional gain of $1.5 million, net of tax of $1.0 million. The additional gain arose from the sale of the Company's leasehold interest in its former distribution center in Birmingham, Alabama and the settlement of liabilities related to its discontinued operations. The leasehold interest in the Birmingham, Alabama distribution center was sold on November 15, 1999.

This year's results include the recognition of a deferred tax asset relating primarily to the Company's net operating loss carryforward. Recognizing this asset resulted in an income tax benefit of $7.3 million from continuing operations this year. At January 29, 2000, the Company had approximately $16.0 million of net operating loss carryforwards for tax purposes.

The cumulative effect of a change in accounting principle of $195,000, net of a tax benefit of $119,000 represents the write-off of unamortized pre-opening costs as a result of adopting SOP 98-5, "Reporting on the Costs of Start-Up Activities", in the first quarter of fiscal 2000. This accounting change requires the Company to expense on a current basis previously capitalized pre-opening costs.

Net income rose to $11.0 million ($1.42 per share) in Fiscal 2000 from net income of $3.8 million ($.49 per share) in the prior year.

Fiscal Year Ended January 30, 1999 compared to
Fiscal Year Ended January 31, 1998

Net sales increased a total of 32.1% to $107.9 million in Fiscal 1999 from $81.7 million in fiscal year ended January 31, 1998 ("Fiscal 1998").
Noodle Kidoodle sales increased $26.4 million or 32.4% to $107.9 million in Fiscal 1999 from $81.5 million in the prior year, primarily due to increased sales in comparable stores of 16%, the addition of ten new stores during Fiscal 1999 and one new store during Fiscal 1998. Other retail stores had $.2 million of sales in Fiscal 1998. The last Playworld store was closed on October 31, 1997. The Company operated 42 Noodle Kidoodle stores at January 30, 1999 compared to 32 Noodle Kidoodle stores at January 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years the Company satisfied the cash requirements of its continuing retail operations principally through borrowings under its revolving credit facility and from internal cash balances. These cash requirements principally have included financing operating losses, working capital requirements and expenditures for new store openings.

                                              Fiscal Years Ended
                                        2000         1999         1998
                                                (In thousands)

Net cash provided by (used in)
 Operating activities:
  Continuing operations                $(4,134)     $ 6,215      $ 2,673
  Discontinued operations                  247          130       (1,252)
 Investing activities                   (9,835)      (7,315)      (1,637)
 Financing activities                    4,025           59          (18)

Net increase (decrease) in cash
 and cash equivalents                   (9,687)        (911)        (234)
Cash and cash equivalents -
 beginning of year                      10,188       11,099       11,333
Cash and cash equivalents -
 end of year                           $   491      $10,188      $11,099

During Fiscal 2000, the Company used $4.1 million of cash in its operating activities, primarily due to increases in working capital of $10.9 million (excluding borrowings under the Company's revolving credit facility), an increase in deferred tax assets of $6.4 million, and other items of $0.3 million, offset by net income of $9.7 million and non-cash charges of $3.8 million. The net increase in working capital was attributable to higher inventory levels as a result of opening sixteen new stores and an increase in average store inventories of $77 thousand per store at year-end. Cash provided by discontinued operations was $.2 million during the year. Net cash used in investing activities was $9.8 million, primarily to purchase
fixed assets for new stores.   Borrowings under the Company's revolving
credit facility increased by $4.0 million during the year. As a result of the foregoing, cash and cash equivalents decreased during the year by $9.7 million.

During Fiscal 1999, the Company generated $6.2 million of cash from operating activities, primarily from net income of $3.8 million and non-cash charges of $2.9 million, offset by increases in working capital of $.5 million. The net increase in working capital was attributable to higher inventory levels as a result of opening ten new stores. The net liabilities of discontinued operations increased $.1 million during the year. Net cash used in investing activities was $7.3 million, primarily to purchase fixed assets for new stores including $.7 million for stores scheduled to open in Fiscal 2000. As a result of the foregoing, cash and cash equivalents decreased during the year by $.9 million.
The Company maintains a revolving credit facility, effective through June 2000, with The CIT Group/Business Credit, Inc., which provides up to $15 million of available borrowings. This facility may be used for direct borrowings and letters of credit and may not exceed a certain percentage of, and is collateralized by, the Company's inventory, receivables and certain other assets. The agreement provides for an annual collateral management fee and commitment fee on the unused portion of the commitment. Outstanding borrowings bear interest, at the option of the Company, based on the prime rate or LIBOR. The agreement contains certain covenants which among other items, limits the payment of cash dividends when borrowings under the agreement are outstanding. As of January 29, 2000, $4.0 million of borrowings and $1.0 million of letters of credit were outstanding under the revolving credit facility.

The Company has obtained a commitment from its current lender to replace its expiring credit facility with a three year, $50 million dollar revolving credit facility. This commitment is subject to, among other things, the execution of a mutually acceptable agreement and completion of a satisfactory appraisal of the Company's inventory.

The Company expects to open approximately ten stores and to add a second distribution center during Fiscal 2001. The Company anticipates that its capital expenditures in Fiscal 2001 will be approximately $8.1 million.
The Company expects to meet these cash requirements through a combination of operating cash flows and borrowings from its revolving credit facility.

The Company has available net operating loss carryforwards of approximately $16.0 million for income tax purposes.

The Company expects to fund its near-term cash requirements principally by borrowing under its revolving credit facility. The Company expects to finance its long-term expansion plan with internally and externally generated funds, which may include borrowings under future credit facilities, and through the sale of equity, equity-related or debt securities. There can be no assurance that financing will be available in amounts, or at rates or on terms and conditions acceptable to the Company.

Seasonality
The Company's operations are highly seasonal and approximately 48% of its revenues fall within the Company's fourth quarter which coincides with the Christmas selling season. New stores are expected to be opened throughout the year, but generally before the Christmas selling season, which will make the Company's fourth quarter revenues an even greater percentage of the total year's revenues. Operations during the first three quarters are not expected to be profitable for the foreseeable future.

Impact of Inflation
The impact of inflation on the Company's results of operations has not been significant. The Company attempts to pass on increased costs by increasing product prices over time.

Year 2000 Compliance
Last year, the Company discussed the nature and progress of its plan to become year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company's expenditures in connection with remediating its systems were not material. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or with the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Cautionary statement pursuant to safe harbor provisions of the private securities litigation act of 1995

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate", "believe", "estimate", and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements include, among others, the statements about the following: Our ability to provide a creative merchandise selection and superior customer service; our ability to service new and existing customers over the internet and the potential negative effects that selling our products on the internet could have on our existing store sales and on our existing base of customers; our ability to conduct our operations at a lower cost than that of our internet only competitors; our ability to profitably expand our store base; our ability to successfully bring our second distribution center on stream; our ability to replace our expiring credit facility; and our ability to complete the merger with Zany Brainy.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, the following: a decline in general economic and business conditions and in the specialty retail or toy industry in particular; our inability to manage our growth, open new stores on a timely basis and expand in new and existing markets; our ability to successfully market and expand our internet shopping site; the availability of product and our ability to replenish product on a timely basis; our ability to successfully manage our inventory; unanticipated cash requirements to support current operations or expansion of our business; the availability and cost of additional capital to fund our operations and our ability to attract, train and retrain highly qualified associates. These and other risks and uncertainties affecting Noodle Kidoodle are discussed in greater detail in this report and in other fillings by the Company with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

No response is required to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information set forth under the captions "Election of Directors", "Executive Officers", and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated herein by reference to the information set forth under the captions, "Committees, Meetings, and Director Compensation" and "Executive Compensation", excluding the information under the captions "Executive Compensation - Compensation and Stock Option Committee Report on Executive Compensation" and "Executive Compensation - Performance Graph", in the Company's 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Information with respect to security ownership is incorporated herein by reference to the information set forth under the caption "Security Ownership" in the Company's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to certain relationships and related transactions is incorporated herein by reference to the information, if any, set forth under the caption "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement.

                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements                             Page

       Independent auditor's report                     F-1

       Consolidated balance sheets at January
         29, 2000 and January 30, 1999                  F-2

       Consolidated statements of operations for
         the years ended January 29, 2000,
         January 30, 1999 and January 31, 1998          F-3

       Consolidated statements of stockholders'
         equity for the years ended January 29,
         2000, January 30, 1999, and January 31,
         1998                                           F-4

       Consolidated statements of cash flows for
         the years ended January 29, 2000, January
         30, 1999,and  January 31, 1998                 F-5

       Notes to consolidated financial statements       F-6

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

 3.9     Amendment to Article I and II, Section 3 of the
         Amended and Restated Bylaws of the Registrant
         (Incorporated by reference to Registrant's
         Report on Form 8-K dated March 11, 1998 and
         August 31, 1998)

 4.1 Rights Agreement, dated as of May 1, 1998, between Registrant and Chase Mellon Shareholder
         Services, L.L.C., as Rights Agent (Incorporated by reference to Registrant's Report on Form 8-K dated March 11, 1998 and the exhibits filed therewith)

 4.2     Amendment to Rights Agreement dated as of April
         21, 2000 between Registrant and Chase Mellon
         Shareholder services, L.L.C.

 4.3*    Commitment letter from The CIT Group/Business
         Credit, Inc. for a secured committed credit facility.

 10.1    Outside Directors Stock
         Option Plan, dated April 26, 1994 (Incorporated by reference to Registrant's Form S-8
         Registration Statement (Commission File No. 33-
         82104), effective July 26, 1994 and the exhibits filed therewith)

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

 10.8* Stock Incentive Plan dated April 26, 1994 as amended through November 16, 1999.

 10.9*  Agreement and Plan of Merger dated as of April 21,
        2000 among Noodle Kidoodle, Inc., Zany Brainy,
        Inc. and Night Owl Acquisition, Inc.*

 21.0   Subsidiaries of the Registrant
        NoodleKidoodle.com, L.L.C. (a Delaware limited liability company)

 27.0*  Financial Data Schedule


            *  Filed herewith


 (b) Reports on Form 8-K
     None

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NOODLE KIDOODLE, INC.
                                 (Registrant)

April 28, 2000              BY:  /s/Stanley Greenman
                                 Stanley Greenman
                                 Chairman of the Board,
                                 Chief Executive Officer


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

                INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Noodle
Kidoodle, Inc.

We have audited the accompanying consolidated balance sheets of Noodle Kidoodle, Inc. and Subsidiaries as of January 29, 2000 and January 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noodle Kidoodle, Inc. and Subsidiaries as of January 29, 2000 and January 30, 1999 and the results of their operations and cash flows for each of the years in the three year period ended January 29, 2000 in conformity with generally accepted accounting principles.

As discussed in Note 12 to the Consolidated Financial
Statements, the Company changed its method of accounting for start-up costs.

Janover Rubinroit, LLC


/s/ Janover Rubinroit, LLC
Garden City, New York
March 15, 2000

                 NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 January 29, 2000 and January 30, 1999

                                                  January 29,   January 30,
                                                     2000          1999
                                             (In thousands except share data)
                                ASSETS

Current assets:
 Cash and cash equivalents                        $   491        $10,188
 Merchandise inventories                           33,610         21,074
 Prepaid expenses and other current assets          3,244          3,780
 Deferred income taxes                              1,448              -

  Total current assets                             38,793         35,042

Property, plant and equipment at cost              41,874         32,138
 Less accumulated depreciation                     12,943          9,238
                                                   28,931         22,900

Other assets
  Deferred income taxes                             4,992              -
  Other                                               166             20
                                                    5,158             20

Total Assets                                      $72,882        $57,962


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt            $  4,019        $    21
 Trade accounts payable                             9,498          8,576
 Accrued expenses and taxes                         9,976          9,738
 Net liabilities of discontinued operations             -          1,303

  Total current liabilities                        23,493         19,638

Long-term debt                                        689            712

Deferred income taxes                                   -              -

Minority interest                                       -              -

Commitments and contingencies                           -              -

Stockholders' equity:
 Preferred stock-authorized 1,000,000 shares,
  par value $.001 (none issued)                         -              -
 Common stock-authorized 15,000,000 shares,
  par value $.001; issued 8,506,901 shares              9              9
 Capital in excess of par value                    43,097         43,087
 Retained earnings (deficit)                        9,291         (1,747)
                                                   52,397         41,349
 Less treasury stock, at cost, 901,261 and
  910,861 shares, respectively                      3,697          3,737

  Total stockholders' equity                       48,700         37,612

Total Liabilities and Stockholders' Equity        $72,882        $57,962

The accompanying notes are an integral part of the financial statements.

                         NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Fiscal Years Ended
                January 29, 2000, January 30, 1999 and January 31, 1998



                                            January 29,    January 30,    January 31,
                                               2000           1999           1998
                                              (In thousands except share data)

Net sales                                    $135,038       $107,886       $81,664

Costs and expenses:
 Cost of products sold including
  buying and warehousing costs                 82,770         65,405        50,388
 Selling and administrative expenses           49,356         38,804        33,552
                                              132,126        104,209        83,940

 Operating income (loss)                        2,912          3,677        (2,276)
Interest income                                   116            269           448
Interest expense                                 (616)          (194)          (90)

 Income (loss)from continuing
  operations before income taxes                2,412          3,752        (1,918)

Income taxes (benefit)                         (7,271)      	 -             -
Minority interest                                   -              -             -
 Income (loss) from continuing operations       9,683          3,752        (1,918)

Gain on disposal of discontinued operation,
 net of income taxes of $950                    1,550              -             -

 Net income (loss) before cumulative
  effect of change in accounting principle     11,233          3,752        (1,918)

Cumulative effect of change in accounting
 principle, net of income taxes (benefit)
 of $(119)                                       (195)             -             -

  Net income (loss)                           $11,038         $3,752       $(1,918)

Basic income (loss) per share:
  Continuing operations                       $  1.27         $  .49       $  (.25)
  Discontinued operations                         .20              -             -
  Cumulative effect of change in
   accounting principle                          (.03)             -             -
                                              $  1.45         $  .49       $  (.25)

Diluted income (loss) per share:
  Continuing operations                       $  1.25         $  .49       $  (.25)
  Discontinued operations                         .20              -             -
  Cumulative effect of change in
   accounting principle                          (.03)             -             -
                                              $  1.42         $  .49       $  (.25)




The accompanying notes are an integral part of the financial statements.


                          NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                For the Fiscal Years Ended
                 January 29, 2000, January 30, 1999, and January 31, 1998
                                   (In thousands)

                                                   Capital in  Retained   Treasury Stock
                                     Common Stock   Excess of  Earnings     (at Cost)
                                    Shares  Amount  Par Value  (Deficit)  Shares   Amount

Balance - February 1, 1997          8,504  $    9    $43,063   $ (3,581)    924    $3,792
 Net loss for the year                  -       -          -     (1,918)      -         -

Balance - January 31, 1998          8,504       9    $43,063   $ (5,499)    924    $3,792

 Exercise of stock options              3       -         24          -     (13)      (55)
 Net income for the year                -       -          -      3,752       -         -

Balance - January 30, 1999          8,507       9     43,087     (1,747)    911     3,737

Exercise of stock options               -       -         10          -     (10)      (40)
Net income for the year                 -       -          -     11,038       -         -

Balance - January 29, 2000          8,507  $    9    $43,097   $ 9,291      901   $ 3,697





The accompanying notes are an integral part of the financial statements.

                          NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Fiscal Years Ended
               January 29, 2000, January 30, 1999 and January 31, 1998
                                    (In thousands)

                                              January 29,     January 30,     January 31,
                                                 2000            1999            1998

Continuing Operations:
Cash flows from operating activities:
 Net income (loss) from continuing operations  $ 9,683         $ 3,752         $(1,918)
 Adjustments to reconcile to net cash
  provided (used):
    Depreciation                                 3,787           2,932           2,490
    Deferred income taxes                       (6,440)              -               -
    Loss on disposal of fixtures and equipment      17               -             243
    Cumulative effect of accounting change        (195)              -               -
    Decrease (increase) in non-cash
     working capital accounts:
      Merchandise inventories                  (12,536)         (4,253)            497
      Prepaid expenses and other current assets    536            (756)           (272)
      Trade accounts payable                       922           2,528             999
      Accrued expenses and taxes                   238           2,012             634
      Increase in other assets                    (146)              -               -

 Net cash provided by (used in) continuing
  operations                                    (4,134)          6,215           2,673
Discontinued Operations:
 Net gain from disposal of discontinued
  operating activities                           1,550               -               -

 Decrease (increase) in non-cash working
  capital accounts                              (1,303)            130          (1,252)

 Net cash provided by (used in)
  discontinued operations                          247             130          (1,252)

 Net cash provided by (used in) operating
  activities                                    (3,887)          6,345           1,421

Cash flows from investing activities:
 Property additions                             (9,835)         (7,318)         (1,664)
 Other                                               -               3              27

 Net cash used in investing activities          (9,835)         (7,315)         (1,637)

Cash flows from financing activities:
 Proceeds from line of credit                   53,326               -               -
 Payments on line of credit                    (49,330)              -               -
 Maturities of long-term debt                      (21)            (20)            (18)
 Exercise of employee options                       50              79               -

  Net cash provided by (used in) financing
  activities                                     4,025              59             (18)

  Net increase (decrease) in cash and cash
  equivalents                                   (9,697)           (911)           (234)
  Cash and cash equivalents - beginning of
   year                                         10,188          11,099          11,333

  Cash and cash equivalents - end of year      $   491         $10,188         $11,099

Supplemental cash flow information:
  Net cash paid during the year for:
  Interest expense                             $   617         $   195         $    91
  Income taxes, net                                -           -                -

The accompanying notes are an integral part of the financial statements.

             NOODLE KIDOODLE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The following summary of the Company's major accounting policies is presented to assist in the interpretation of the financial statements.

Principles of consolidation
The consolidated financial statements include the accounts of the parent company and all majority owned subsidiary and partnership companies. All significant intercompany balances and transactions are eliminated in consolidation. The Company and its subsidiaries are on a 52-53 week accounting period ending on the Saturday closest to January 31. The fiscal years for the financial statements presented all consist of 52 week periods.

The Company has reported 100% of its majority owned partnership's loss for the year since the minority interest is limited to the extent of its equity capital. Should the losses reverse in subsequent years, the Company will be credited with the amount of minority interest losses previously absorbed before credit is made to the minority interest.

Description of business
The Company is in one business segment, a specialty retailer of a broad assortment of educationally oriented, creative and non-violent children's products, including toys, books, games, video and audio tapes, computer software, crafts, and other learning products, and follows the requirements of SFAS No. 131.

Revenue recognition
Revenue is recognized at the point of sale to retail customers.

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

Earnings per share
Basic earnings per share has been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

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

Store Pre-opening Costs
Pre-opening costs incurred at new store locations are charged to expense as incurred in accordance with AICPA statement of position 98-5.

Income taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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


NOTE 2 - DISCONTINUED OPERATIONS:

During the third quarter of fiscal 2000, the Company adjusted the estimated gain on disposal of its discontinued wholesale operations recognized in fiscal 1996. The adjustment, resulting in an additional net gain on disposal of discontinued operations of $1,550 net of income taxes of $950, arose from the sale of the Company's leasehold interest in its former distribution center in Birmingham, Alabama and the finalization of liabilities related to its discontinued wholesale operations.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

                                  Fiscal Years Ended
                              January 29,    January 30,
                                 2000           1999
                                   (In thousands)

Land                            $   272        $   272
Building and improvements         1,986          1,896
Fixtures and equipment           19,621         14,839
Leasehold improvements           19,995         15,131
                                 41,874         32,138

Less accumulated depreciation   (12,943)        (9,238)
                                $28,931        $22,900

NOTE 4 - ACCRUED EXPENSES AND TAXES:

                                 Fiscal Years Ended
                             January 29,     January 30,
                                2000            1999
                                    (In thousands)

Payroll and related benefits   $1,372          $1,721
Rent and occupancy              2,600           2,051
Insurance                         193             226
Advertising                     1,286           2,103
Fixtures and equipment            256             302
Other                           4,269           3,335
                               $9,976          $9,738


NOTE 5 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                    Fiscal Years Ended
                                 January 29,  January 30,
                                    2000         1999
                                      (In thousands)

Revolving credit facility          $3,996       $  -

8% unsecured promissory note,
 due in quarterly installments
 through 2016                         712        733
                                    4,708        733
Less current maturities             4,019         21
                                   $  689       $712

The Company has a revolving credit agreement which provides for maximum borrowings of up to $15 million until June 27, 2000. Borrowings may not exceed certain percentages of, and are collateralized by, inventories, receivables, and certain other assets. The agreement provides for an annual collateral management fee and a commitment fee on the unused portion of the commitment. Outstanding borrowings bear interest, at the option of the Company, based on the prime rate or LIBOR. Interest rates on borrowings ranged from 7.75% to 8.50% during the year. The agreement contains certain covenants which among other items, limits the payment of cash dividends when borrowings under the agreement are outstanding.

Annual maturities of long-term debt during the next five years are $4,019,000, $25,000, $26,000, $28,000 and $31,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Minimum annual commitments under non-cancelable leases in effect at January 29, 2000 are as follows (in thousands):

2001                        $ 14,821
2002                          14,936
2003                          14,724
2004                          14,714
2005                          14,383
Thereafter                    51,419
                            $124,997

At January 29, 2000, the Company and its subsidiaries were lessees of office and warehouse space, stores and transportation equipment under various leases. In addition to fixed rents and rentals based on sales, certain of the leases require the payment of taxes and other costs. Some leases include renewal options.

Rental expense (income) for operating leases was as follows:

                                  Fiscal Years Ended
                         January 29,  January 30,  January 31,
                            2000         1999         1998
                                    (In thousands)

Minimum rentals           $10,310      $ 7,853      $6,979
Taxes and other costs       3,438        2,775       2,637
Sublease rentals             (133)         (73)          -
                          $13,615      $10,555      $9,616

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

Stockholders' Rights Plan
On March 11, 1998, the Board of Directors of the Company adopted a new Stockholder Rights Plan (the "Plan") to succeed the Stockholder Rights Plan that expired on May 15, 1998. Under the terms of the Plan, which expires on May 15, 2008, the Company declared a dividend of one preferred stock purchase right for every outstanding share of common stock to stockholders of record on May 15, 1998. The rights are exercisable, if not previously redeemed, under certain circumstances involving actual or potential acquisitions of 15% or more of the outstanding common stock of the Company. Each right represents a right to buy from the Company 1/100th of a share of Series A Junior Participating Stock, par value $.001, at a price of $25.00, subject to certain anti-dilution adjustments. The rights are redeemable by the Company at a redemption price of $.001 per right.

NOTE 8 - STOCK OPTIONS:

Stock Incentive Plan
The Company's Stock Incentive Plan (the "Plan") for key employees, directors and consultants provides for the granting of stock options, stock appreciation rights (SAR's), dividend equivalent rights, restricted stock, unrestricted stock and performance shares and is administered by the Compensation and Stock Option Committee (the "Committee") of the Board of Directors of the Company. The Plan provides for automatic increases in the number of shares available for issuance under the plan of 2% per year of the total outstanding shares of common stock at the end of the immediately preceding year. In no event may the sum of the number of shares subject to then outstanding awards under all of the Company's stock-based incentive plans ("Stock Plans") and the shares then available for future awards under the Stock Plans exceed 15% of the number of then outstanding shares of Common Stock, together with the shares subject to the then outstanding awards under the Stock Plans and the shares then available for future awards under the Stock Plans.

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

Stock option plan for outside directors
The Company's Outside Directors Stock Option Plan reserves 125,000 shares of common stock for the issuance of stock options related to this plan.
The Stock Option Plan for Outside Directors provides that upon the initial election to the Board, each eligible director is granted an option to purchase 5,000 shares of common stock and 6,000 shares each year thereafter at the fair market value on the date of grant. The options have a term of five years and become exercisable 50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant. The Outside Directors Stock Option Plan expired in April, 1999, and there will be no future grants under this plan.

The following summary sets forth the activity under the Company's stock incentive plans:

                                                    Weighted Average
                                        Shares       Exercise Price

Outstanding at February 1, 1997         630,859          $5.81
  Granted                               247,000           3.39
  Exercised                                   -              -
  Terminated                           (358,034)          5.36

Outstanding at January 31, 1998         519,825           4.97
  Granted                               291,600           4.83
  Exercised                             (16,400)          4.82
  Terminated                            (67,900)          5.26

Outstanding at January 30, 1999         727,125           4.92
  Granted                               311,500           5.12
  Exercised                              (9,600)          5.12
  Terminated                            (97,200)          5.77

Outstanding at January 29, 2000         931,825          $4.90

Options exercisable at:
  January 29, 2000                      358,944          $5.16
  January 30, 1999                      232,913           5.56
  January 31, 1998                      141,406           6.01

Available for grant at:
  January 29, 2000                       85,657
  January 30, 1999                      198,036
  January 31, 1998                      128,800

The following table summarizes information concerning currently outstanding and exercisable options:

           Outstanding Options                        Options Exercisable

                              Weighted
                              Average       Weighted             Weighted
Range of           Number     Remaining     Average    Number    Average
Exercise           Out-       Contractual   Exercise   Exer-     Exercise
 Prices            standing   Life          Price      cisable   Price

$ 3.00 - $ 5.00    609,825       3.57        4.07      161,693    3.64

$ 5.01 - $10.00    317,000       3.20        6.39      192,251    6.23

$10.01 - Up          5,000       5.75       13.13        5,000   13.13
                   931,825                             358,944


The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting For Stock Based Compensation", and, accordingly, no compensation cost has been recognized for the stock option plans. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                          Fiscal Years Ended
                              January 29,     January 30,    January 31,
                                 2000            1999            1998

Expected life (years)            5              5              5
Risk-free interest rate          6.77%          4.55%          6.0%
Expected volatility             53.8%          50.1%          44.7%
Dividend yield                   0.0%           0.0%           0.0%

Had compensation for options granted in Fiscal 2000, 1999 and 1998 been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the pro-forma amounts indicated below.

                                          Fiscal Years Ended
                              January 29,     January 30,    January 30,
                                 2000            1999           1998
                                  (In thousands except share data)

Net income (loss)               $10,721         $3,546          $(2,042)
Basic income (loss) per share   $  1.41         $  .47          $  (.27)
Diluted income (loss) per
 share                          $  1.38         $  .46          $  (.27)

The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of future effects. SFAS No. 123 does not apply to awards prior to Fiscal 1996, and additional awards in future years are anticipated.

The weighted average fair value of options granted was $2.77, $2.27, and $1.61 for Fiscal 2000, 1999 and 1998 respectively.

NOTE 9 - TAXES ON INCOME:

Income taxes (benefit) consist of the following:

                                            Fiscal Years Ended
                                   January 29,  January 30, January 31,
                                      2000         1999        1998
                                             (In thousands)

Current:
  Federal                           $   20       $ 100        $    -
  State and local                        -           -             -

                                        20         100             -
Deferred                               (20)       (100)            -
                                         -           -             -

Decrease in valuation allowance     (7,271)          -             -
Continuing operations               (7,271)          -             -

Discontinued operations                950           -             -
Cumulative effect of change in
 accounting principle                 (119)          -             -

                                   $(6,440)     $    -       $     -

A reconciliation of the statutory federal income tax rate attributable to income (loss) from continuing operations to the effective income tax rate is as follows:

                                            Fiscal Years Ended
                                   January 29,  January 30, January 31,
                                      2000         1999        1998
                                             (In thousands)

Federal at statutory rates            34%          34%         (34)%
State and local taxes
  net of federal tax benefits          4            4           (4)
Losses with no current tax
  benefit                              -            -           38
Utilization of loss carryforwards    (38)         (38)           -
Decrease in valuation allowance     (301)           -            -
                                    (301)%          -%           -%

Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The components of deferred tax assets (liabilities) consist of the following:

                                         Fiscal Years Ended
                                      January 29,  January 30,
                                         2000         1999
                                           (In thousands)

Net operating loss carryforward         $6,042       $6,282
Capitalizable inventory costs              566          342
Discontinued operations                      -          711
Allowance for doubtful accounts              -          485
Restructured operations and other          487          680

 Gross deferred tax assets               7,095        8,500

Depreciation                              (655)        (827)

 Gross deferred tax liabilities           (655)        (827)

 Net deferred tax assets                 6,440        7,673

Valuation allowance                          -        7,673

Net tax assets                          $6,440       $    -

Valuation allowances, primarily attributable to the Federal net operating loss carryforward, were established in fiscal 1996 through 1998 in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company reversed $6,440 of the valuation allowance in the current fiscal year based on management's assessment that it is more likely than not that the net deferred tax assets will be realized through future taxable earnings.

The Company has available net operating loss carryforwards of approximately $16.0 million which expire between 2011 and 2013 and alternative minimum tax credit carryovers of approximately $100 thousand which can be carried forward indefinitely.

NOTE 10 - EMPLOYEE RETIREMENT PLANS:

The Company has a 401-k savings plan designed to provide additional financial security during retirement by providing eligible employees with an incentive to make regular savings contributions. The Company previously matched 10% of the first 4% of compensation contributed by the employee. Effective during fiscal year 2000, the Company's matching contribution increased to 25% of the first 5% of compensation contributed.

The Company also has a non-qualified deferred compensation program which permits key employees to defer a portion of their compensation until their retirement.

NOTE 11 - EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted income
(loss) per share from continuing operations:

                                               Fiscal Years Ended
                                     January 29,  January 30,   January 31,
                                        2000         1999          1998
                                       (In thousands except share data)

Numerator
  Net income (loss) from continuing
    operations - numerator for
    basic and diluted income (loss)
    per share                          $9,683      $  3,752     $ (1,918)

Denominator
  Denominator for basic income (loss)
    per share - weighted average
    shares                              7,603         7,588        7,580

  Effect of dilutive securities -
    employee stock options                158           134            7

    Denominator for diluted
      earnings per share -
      weighted average shares
      and dilutive potential
      common shares                     7,761         7,722        7,587

Income (loss) per share - continuing
  operations:

  Basic                                $ 1.27      $    .49      $  (.25)

  Diluted                              $ 1.25      $    .49      $  (.25)

In accordance with SFAS No. 128, as a result of losses from continuing operations in fiscal 1998, the inclusion of stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share.

NOTE 12 - ACCOUNTING CHANGE:

In the first quarter of fiscal 2000, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on The Costs of Start-Up Activities". The change involved expensing store pre-opening costs as incurred. Previously, the Company capitalized such costs and amortized them over the first twelve months of a store's operations.

NOTE 13 - INTERIM FINANCIAL DATA (UNAUDITED):

                                          First     Second       Third       Fourth
                                         Quarter    Quarter     Quarter     Quarter
                                              (In thousands except share data)

Fiscal Year Ended January 29, 2000:
  Sales                                  $22,890   $20,795      $27,205     $64,148
  Gross profit                             8,990     8,229       10,522      24,527
  Net income (loss):
    Continuing operations                 (1,054)   (3,339)      (2,996)     17,072
    Discontinued operations                    -         -        2,500        (950)
    Accounting change                       (314)        -            -         119

      Net income (loss)                  $(1,368)  $(3,339)     $  (496)    $16,241

  Basic income (loss) per share:
    Continuing operations                $  (.14)  $  (.44)     $  (.39)    $  2.24
    Discontinued operation                     -         -          .33        (.12)
    Accounting change                       (.04)        -            -         .02

      Net income (loss)                  $  (.18)  $  (.44)     $  (.06)    $  2.14

  Diluted income (loss) per share:
    Continuing operations                 $ (.14)  $  (.44)     $  (.39)    $  2.21
    Discontinued operations                    -         -          .33        (.12)
    Accounting change                       (.04)        -            -         .01

      Net income (loss)                   $ (.18)   $ (.44)     $  (.06)    $  2.10

  Weighted average shares:
    Basic                                  7,599     7,604        7,604       7,605
    Assuming dilution                      7,852     7,770        7,681       7,740

Fiscal Year Ended January 30, 1999:
  Sales                                  $18,045    $18,431     $22,670     $48,740
  Gross profit                             7,015      7,342       8,854      19,270
  Net income (loss)                      $(1,049)   $(1,525)    $(1,554)    $ 7,880

Net income (loss) per share:
  Basic                                  $  (.14)   $  (.20)    $  (.20)    $  1.04
  Assuming dilution                      $  (.14)   $  (.20)    $  (.20)    $  1.00

Weighted Average Shares:
  Basic                                    7,580      7,587       7,592       7,594
  Assuming dilution                        7,670      7,699       7,661       7,860

In accordance with SFAS 128, as a result of net losses, the inclusion of stock options were antidilutive and, therefore, were not utilized in the computation of diluted loss per share in quarters with a net loss.

The Company's sales are highly seasonal. Net income (loss) per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year income (loss) per share amount.

Fiscal 2000 interim financial data reflects the effect in the fourth quarter of reversing the valuation allowance against deferred tax assets based on management's assessment that it is more likely than not that the deferred tax assets will be realized through future taxable earnings.