Form 10-K/A
period 2000-01-29
NOODLE KIDOODLE INC
filed 2000-05-26
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-K/A
                  AMENDMENT NO. 1 TO FORM 10-K

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

Documents Incorporated by reference: See pages 19 to 21 in the original Form 10-K filed on April 28, 2000 for the exhibit index.

                         Table of Contents

                                                      Page
                             PART III

Item 10.  Directors and Executive Officers of
          the Registrant                                2
Item 11.  Executive Compensation                        7
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                        11
Item 13.  Certain Relationships and Related
          Transactions                                 14

                         AMENDMENT NO. 1
                TO THE ANNUAL REPORT ON FORM 10-K
                     OF NOODLE KIDOODLE, INC.
           FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

     In compliance with General Instruction G(3) to Form
10-K, the following Items comprising Part III were omitted from the Annual Report on Form 10-K filed by Noodle
Kidoodle, Inc. on April 28, 2000.  Part III of that Form
10-K is hereby amended and restated to insert such Items as hereinafter set forth. All capitalized terms used herein but not defined herein shall have the respective meanings ascribed to them in that Form 10-K.

                            PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

CLASS 3 DIRECTORS TO SERVE UNTIL 2000 MEETING

STANLEY GREENMAN (1)                Director since 1976

     Mr. Greenman, age 51, has been Chairman of the Board, Chief Executive Office and Treasurer of the Company since
1990. Mr. Greenman has been an employee of the Company since 1969.

JOSEPH MADENBERG                    Director since 1993

     Mr. Madenberg, age 63, has been the President of Joseph A. Madenberg, Inc. (retail management consulting firm) since 1968. Until his retirement in December 1992, Mr. Madenberg was a Professor of Business Administration at Suffolk County Community College .

CLASS 2 DIRECTORS TO SERVE UNTIL 2002 MEETING

ROBIN FARKAS                        Director since 1993

     Mr. Farkas, age 66, is currently a self-employed private investor. From March 1994 to March 1995, Mr.
Farkas was a director of the Dormitory Authority of the State of New York and from 1984 to 1992, he was Chairman of the Board, Chief Executive Officer of Alexander's, Inc.
(mass merchandise retail chain). Mr. Farkas is also a member of the boards of directors of Insignia Financial
Group, Inc., and Refac Technology Corp.

STEWART KATZ (1)                   Director since 1973

     Mr. Katz, age 59, has been the President, Chief
Operating Officer and Assistant Secretary of the Company since 1977. Mr. Katz has been an employee of the Company since 1970.

ROBERT STOKVIS                     Director since 1991

     Mr. Stokvis, age 52, has been the owner and President of Stokvis Enterprises, Inc. (investments) for more than the past five years. Mr. Stokvis is also the Chairman of the Board of First Choice Copy (electronic printing business) and Chairman of the Board of Red Rose
Legal Copy Centers Inc. (legal copy services).

CLASS 1 DIRECTORS TO SERVE UNTIL 2001 MEETING

LESTER GREENMAN (1)                Director since 1994

     Mr. Greenman, age 45, has been Vice President of
Israel Infinity Fund LP (investments in startup internet and software companies) since November, 1998. Prior to this, he was a consultant in the entertainment software industry from March, 1997 - November, 1998; served as
Senior Vice President of  Software Publishing for Marvel
Entertainment Group, Inc. from September, 1996 to March,
1997;  Vice President  of Legal and Business Affairs of
Sony Electronic Publishing Company ("SEPC") from 1993 -
1996; Director of Legal and Business Affairs for SEPC from
1992-1993; and as Counsel to SEPC from 1991-1992; and served as Assistant United States Attorney in the Southern
District of New York from 1990 to 1991.

MELVIN C. REDMAN                  Director since  1997

     Mr. Redman, age 49,  has been the President and Chief
Operating Officer of Doctor's Community Heathcare
Corporation (owners of several hospitals in the U.S.)
since January, 1999.  Prior to this, he was the founder
and President of Alliance Consulting, Inc. (management
consulting firm) since November, 1995; and is the founder
and  has served as sole proprietor of Redman & Associates
(management consulting firm) since September, 1995.   From
1978 until his retirement in June, 1995, he served in a variety of management positions at Wal-Mart Stores, Inc.
(mass merchandise retail chain). Mr. Redman's positions at Wal-Mart included the following: Senior Vice President
Store Operations in 1995;  Senior Vice President of Wal-
Mart Canada in 1994;  Senior Vice President 1992-1993; and

Senior Vice President Store Planning and Operations
Systems from 1990 - 1992.

BARRY W. RIDINGS                Director since 1994

     Mr. Ridings, age 47, has been a Managing Director at Lazard Freres & Co., LLC (investment banking and securities brokerage firm) since July 1, 1999; prior to this he was a Managing Director of DBAlex.Brown
(investment banking and securities brokerage firm) since
1990; and was a Managing Director at Drexel Burnham
Lambert from 1986 to 1990. Mr. Ridings is also a member of the boards of directors of New Valley Corporation and Furr's Restaurant Group, Inc.

1. Stanley Greenman and Lester Greenman are brothers.
Stewart Katz is the brother-in-law of Stanley Greenman and Lester Greenman.

BOARD OF DIRECTORS COMMITTEES, MEETINGS AND DIRECTOR
COMPENSATION

Executive Committee: The Executive Committee is currently comprised of Stanley Greenman, Stewart Katz and Joseph Madenberg. The Executive Committee meets between Board meetings when necessary and has the authority to act, within limits set by the Board of Directors, on behalf of the Board of Directors in connection with substantially all operating
matters.   The Executive Committee did not hold any meetings
during  the fiscal year ended January 29,2000.

Audit Committee: The Audit Committee is currently comprised of Robin Farkas, Barry Ridings, and Robert Stokvis. The Audit Committee meets with the Company's independent auditors and principal financial personnel to review the results of the annual audit. The Audit Committee also reviews the scope of the annual audit and other services before being undertaken by the Company's independent auditors, and reviews the adequacy and effectiveness of the Company's internal accounting controls. The Audit Committee communicates any findings or recommendations to the Board. The Audit Committee held 2 meetings during the fiscal year ended January 29, 2000.

Compensation and Stock Option Committee: The Compensation and Stock Option Committee is currently comprised of Robin
Farkas, Joseph Madenberg and Robert Stokvis. The primary function of the Compensation and Stock Option Committee is to review and approve the compensation of certain officers of the Company, and to review and approve the granting of stock options to officers and other key members of management. The Compensation and Stock Option Committee held 5 meetings during the fiscal year ended January 29, 2000.

Special Committee:  The Special Committee is comprised of
Lester Greenman, Barry Ridings and Robert Stokvis.   This
committee was established on January 11, 2000 for the purpose of assisting management in the negotiation of the proposed merger with Zany Brainy.

     The Company does not have a standing nominating committee or a committee performing similar functions.

     During the fiscal year ended January 29, 2000, the
Board of Directors held 6 meetings.   Directors as a whole
attended approximately 88% of the aggregate of all Board and Committee meetings (with respect to Committees of which they were members, excluding the Executive Committee, for which
no attendance records are maintained).   Messrs. Redman and
Ridings attended less than 75% of the combined Board and Committee meetings (with respect to the Committees of which they were members).

Director Compensation

     Directors who are not employees of the Company receive
an annual fee of  $5,000.  In addition, for each Board
meeting they attend, they  receive a fee of  $2,000 and for
attendance at committee meetings which are held on a date
other than that of a scheduled Board of Directors Meeting
they receive a fee of $1,000.   Directors who serve on the
Special Committee will be paid fees in compensation for their services on the committee as set forth in the following table:

NAME                           AMOUNT OF FEE

Barry Ridings, Chairperson       $ 20,000
Lester Greenman                  $ 15,000
Robert Stokvis                   $ 15,000

     Directors who are not employees of the Company are issued an option to purchase 5,000 shares of Common Stock of the Company upon initial election to the Board of Directors. Each year thereafter, non-employee Directors are issued an option to purchase 6,000 shares of Common Stock of the Company. The options granted under the Plan have a term of 5 years and become exercisable as to 50% of the shares on the first anniversary of the date of the grant and as to the remaining 50% on the second anniversary of the date of grant.

     Mr. Bernard Greenman, a founder and former Chairman of the Company, passed away in April, 1994. Pursuant to a consulting agreement, dated January 31, 1990, by and between the Company and Bernard Greenman, the Company is required to provide coverage or reimbursement for all medical and dental expenses, incurred by Mr. Greenman's widow, Phyllis Greenman, during her lifetime.

COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE
ACT OF 1934

    Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with during the fiscal year ended
January 29,2000.

EXECUTIVE OFFICERS

     The executive officers of the Company are Stanley
Greenman and Stewart Katz, for whom certain background information is set forth above under "Election of Directors," and Kenneth S. Betuker.

     Mr. Betuker, age 47,presently acting CFO, will serve the Company as a consultant after May 12, 2000. Prior thereto, since December, 1996, he has been the Vice
President, CFO and Secretary of the Company. For more than five years prior thereto, he was the Executive Vice
President, Chief Financial and Administrative Officer and
Treasurer of First National Supermarkets, Inc., (retail supermarket chain) a wholly owned subsidiary of Royal Ahold
N.V.

ITEM 11 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the compensation for services, in all capacities for the fiscal years ended January 29, 2000 ("fiscal 2000"),
January 30, 1999 ("fiscal 1999"), and January 31, 1998
("fiscal 1998"), of those persons who were, at the end of fiscal 2000, the Chief Executive Officer and the only other executive officers of the Company whose compensation for fiscal 2000 exceeded $100,000 (collectively, the "Named
Officers").

                               Annual Compensation              Long Term Compensation

                                                     Other Annual Restricted                   All Other
Name and Principal       Fiscal                      Compensation  Stock      (#)      LTIP  Compensation
     Position            Year     Salary      Bonus      (1)        Awards   Options  Payouts    (2)

Stanley Greenman         2000    $330,000    $140,310     -         None    30,000     None    $  792.00
Chairman of the Board    1999    $300,000    $ 13,798     -         None    60,000     None    $  238.00
Chief Executive Officer  1998    $275,000    $  None      -         None    60,000     None    4  550.00
and Treasurer


Stewart Katz             2000    $302,500    $128,612     -         None    30,000     None    $  726.00
President                1999    $275,000    $ 12,647     -         None    60,000     None    $  238.00
Chief Operating Officer  1998    $250,000       None      -         None    60,000     None    $  596.00

Kenneth S. Betuker       2000    $215,000    $ 63,471     -         None    20,000     None    $1,133.00
Vice President, Chief    1999    $190,000    $  5,749     -         None    20,000     None    $  238.00
Financial Officer and    1998    $175,000       None      -         None     5,000     None        None
Secretary

(1) The aggregate amount of perquisites and other personal benefits paid to each of the Named Officers for fiscal
2000 did not exceed the lesser of 10% of such officer's total annual salary and bonus for each of fiscal 2000, 1999, and 1998 or $50,000; such amounts are, therefore, not reflected in the table.

(2) Represents matching contributions made by the Company under the Company's 401(k) Plan.

Option Grants Table for Fiscal 2000

     The following table sets forth information concerning
stock option grants made during fiscal 2000 to the Named
Officers.  These grants are also reflected in the Summary
Compensation Table.   In   accordance with SEC rules, a
repricing of outstanding options is treated as a new grant.
Also in accordance with the SEC rules, the hypothetical gains or "options spreads" for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date.
The assumed rates of growth are prescribed by the SEC and are for illustrative purposes; they are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance. The
Company has not granted any stock appreciation rights.

                                  Individual Grants                      Potential Realizable Value at
                                % of Total                                Assumed Annual Rates of
                    Number of    Options                                  Stock Price Appreciation
                   Securities   Granted to                                    for Option Term
                   Underlying  Employees in   Exercise                       5%                  10%
                   Options     Fiscal Year     Price      Expiration   Stock    Potential    Stock  Potenial
                  Granted(#)    2000(1)     ($-Share)(2)   Date(3)     Price      Value      Price    Value

Name

Stanley Greenman     30,000       10.9%     $ 4.438       9/22/04     $5.66    $36,660      $7.15    $81,360

Stewart Katz         30,000       10.9%     $ 4,438       9/22/04     $5.66    $36,660      $7.15    $81.360

Kenneth S. Betuker   20,000        7.3%     $ 4.438       9/22/04     $5.66    $24,440      $7.15    $54,240

                                                    Number of Securities               Value of
                                                   Underlying Unexercised       Unexercised In-The-Money
                 Shares Acquired    Value           Options at 01/29/00(#)     Options at 01/29/00($)(1)
Name              on Exercise #   Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable

Stanley Greenman       None          N/A            75,000        105,000       $  46,875     $  74,985

Stewart Katz           None          N/A            75,000        105,000       $  46,875     $  74,985

Kenneth S. Betuker     None          N/A            26,250         43,750       $   6,250     $  18,740



(1) During fiscal 2000, options to purchase a total of 275,500 shares were granted to 256 employees.

(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.

(3) Grants become exercisable in equal installments on the first four anniversaries of the date of grant. Vesting may be accelerated upon the occurrence of certain events.
See "Executive Compensation-Employment Agreements."


Aggregated Option Exercises in Fiscal 2000 and Fiscal Year-
End Option Value Table

(1) The following table provides information concerning all exercises of stock options during fiscal 2000 by the Named Officers and the fiscal year-end value of unexercised options on an aggregated basis. The Company has not granted any stock appreciation rights. Options are "in-the-money" if on January 29, 2000, the market price of the Common Stock ($4.75) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by the options on January 29,2000 and the aggregate exercise price of such options.

Employment Agreements

     As of February 1, 1998, the Company entered into employment agreements with Stanley Greenman and Stewart Katz
(collectively, the "Employment Agreements").

     Each of the Employment Agreements provides for employment until January 31, 2001 and annual base salaries for Messrs. Greenman and Katz of $300,000 and $275,000 respectively, in each case subject to increases determined by the Compensation and Stock Option Committee and approved by the Board of Directors. In addition, each of the Employment Agreements provide that in the event of a Change in Control of the Company (as defined in such agreements) which results in an actual or constructive termination of employment (as defined in such agreements), such terminated officer is entitled to receive severance pay equal to the difference between 299% of his respective average annual compensation for the prior five calendar years and the present value of all other payments received by him which would be considered as contingent on a change in control. Exercisability of certain stock options held by the Named Officers would also be accelerated by actual or constructive termination or hostile takeover events and the value of such accelerated options would be included in the above described calculation.

     In addition, the Employment Agreements provide for the participation in the Company's Bonus Incentive Plan by Mr.
Greenman and Mr. Katz (each an "Executive").

     The Employment Agreements also provide that each Executive will be eligible for grants of stock options to acquire shares of Common Stock of the Company pursuant to the Company's 1994 Stock Incentive Plan.

     On April 15, 1999, the Board of Directors accepted a recommendation made by the Compensation and Stock Option
Committee to increase salaries for Messrs. Greenman and Katz, effective February 1, 1999 to $330,000 and $302,500 respectively.

ITEM 12 - SECURITY OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Principal Stockholders

     As of May 10, 2000, the following persons were known by the Company to own beneficially (as defined under applicable rules of the Securities and Exchange Commission) more than 5% of the Company's Common Stock:

     Name and Address of                         Amount and Nature of     Percent
      Beneficial Owner                           Beneficial Ownership     of Class

Dimensional Fund Advisors                            492,100 (1)            6.46%
1299 Ocean Avenue - Suite 650
Santa Monica, California  90401

Royce & Associates, Inc.                             415,800 (2)            5.46%
1414 Avenue of the Americas
New York, New York  10019

1. Based upon information contained in a Schedule 13G filed with the Securities and Exchange Commission on February
11, 2000. Such Schedule states that Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors
Act of 1940, furnishes investment advice to four investment companies registered under the Investment
Company Act of 1940, and serves as investment manager of certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds." In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the Company described in this schedule that are owned by the Funds.
All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

2. Based upon information contained in a Schedule 13G filed with the Securities and Exchange Commission, on February
1, 2000.   Such Schedule states that this filing is on
behalf of Royce & Associates, Inc. ("Royce") and Charles
M. Royce as members of a group pursuant to Rule 13d-
(1)(b)(ii)(H).   Royce is an investment advisor
registered under Section 203 of the Investment Advisors
Act of 1940. Mr. Royce may be deemed to be a controlling person of Royce and as such may be deemed to beneficially own the shares of Common Stock of Noodle Kidoodle, Inc. beneficially owned by Royce. Mr. Royce does not own any shares outside of Royce, and disclaims beneficial ownership of the shares held by Royce.



ITEM 12 - SECURITY OWNERSHIP - continued

Management

     As of May 10, 2000 each Director and nominee for Director of the Company, and the Named Officers (as defined in "Executive Compensation") and executive officers, nominees and directors of the Company as a group, beneficially owned (as defined under applicable rules of the Securities and Exchange Commission) shares of the Company's
Common Stock as follows:

                                                               Percent of
                                  Amount and Nature of         Class as of
                                 Beneficial Ownership (1)      May 10, 2000

Stanley Greenman                         367,685 (2)               4.8%
Stewart Katz                             346,607 (3)               4.6%
Lester Greenman                          218,000                   2.9%
Robert Stokvis                            36,500                     *
Kenneth S. Betuker                        34,100                     *
Robin L. Farkas                           17,000                     *
Joseph A. Madenberg                       15,000                     *
Barry W. Ridings                          14,000                     *
Melvin C. Redman                           9,000                     *
All executive officers, nominees
and directors as a group (9 persons)   1,057,892                   13.9%

*  Less than 1%

1. Includes shares issuable upon exercise of options currently exercisable or exercisable within 60 days from May 10, 2000 as follows: Stanley Greenman (90,000),
Stewart Katz (90,000), Lester Greenman (12,000),  Robert
Stokvis (12,000), Barry W. Ridings (12,000), Joseph A.
Madenberg (12,000), Robin L. Farkas (12,000), Kenneth S.
Betuker (27,500) and Melvin C. Redman (9,000).

2. Includes 18,750 shares owned of record by Ari Greenman, Mr. Greenman's son, with respect to which Mr. Greenman disclaims beneficial ownership.

3. Includes 181,200 shares owned of record and beneficially by Stewart Katz's wife and 37,907 shares owned of record by Bradley and Brian Katz, Mr. Katz's sons, with respect to which Mr. Katz disclaims beneficial ownership.

     Except as noted in the footnotes to the two tables above, to the Company's knowledge, the beneficial holders listed above have sole voting and investment power regarding the shares shown as being beneficially owned by them.

     Management controls, in the aggregate, approximately
13.9% of the outstanding Common Stock of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NOODLE KIDOODLE, INC.
                                (Registrant)



May 25, 2000                BY: /s/Stanley Greenman
                                Stanley Greenman
                                Chairman of the Board
                                Chief Executive Officer