Form 10-Q
period 2000-04-29
NOODLE KIDOODLE INC
filed 2000-06-13
CIK 43837

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             ---------
                             FORM 10-Q


(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 29, 2000

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

As of June 2, 2000, there were 7,608,640 outstanding shares of the issuer's common stock, par value $.001 per share (excluding
898,261 treasury shares).


                      TABLE OF  CONTENTS
PART I - FINANCIAL INFORMATION
                                                            Page

Item 1. - Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets
   April 29, 2000, May 1, 1999 and January 29, 2000          3

  Condensed Consolidated Statements of  Operations
   Thirteen Weeks Ended April 29, 2000 and May 1, 1999       4

  Condensed Consolidated Statements of Cash Flows
   Thirteen Weeks Ended April 29, 2000 and May 1, 1999       5

  Notes to Condensed Consolidated Financial Statements	      6

Item 2. -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     9

Item 3. -  Quantitative and Qualitative Disclosures About    11
           Market Risk

PART II - OTHER INFORMATION			                          				 13


SIGNATURES                                                   14




                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED
                                             April 29,  January 29,  May 1,
                                               2000        2000       1999

                                            (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                  $   541     $   491    $ 4,792
  Merchandise inventories                     34,470      33,610     25,901
  Prepaid expenses and other current assets    3,093       3,244      1,850
  Deferred income taxes                        2,965       1,448          -

    Total current assets                      41,069      38,793     32,543

Property, plant and equipment - net           28,931      28,931     23,327

Other assets
  Deferred income tax   		                     4,992       4,992          -
  Other 					                                    163         166         27
                                               5,155       5,158         27

    Total Assets                             $75,155     $72,882    $55,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt       $ 8,955     $ 4,019    $    21
  Trade accounts payable                      10,403       9,498     11,237
  Accrued expenses and taxes                   8,876       9,976      6,319
  Net liabilities of discontinued operations       -           -      1,333

   Total current liabilities                  28,234      23,493     18,910

Long-term debt                                   684         689        702

Commitments and contingencies                      -           -          -

Stockholders' equity:
  Preferred stock-authorized 1,000,000
   shares, par value $.001,(none issued)           -           -          -
  Common stock-authorized 15,000,000,
   par value $.001, issued 8,506,901
   shares                                          9           9          9
  Capital in excess of par value              43,098      43,097     43,098
  Accumulated deficit                          6,815       9,291     (3,115)

                                              49,922      52,397     39,992

  Less treasury stock, at cost, 898,261,
   903,661 and 901,261 shares, respectively    3,685       3,697      3,707

   Total stockholders' equity                 46,237      48,700     36,285

  Total Liabilities and Stockholders' Equity $75,155     $72,882    $55,897






    See accompanying notes to Condensed Consolidated Financial Statements.

             NOODLE KIDOODLE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED
                                                       Thirteen Weeks Ended
                                                       April 29,     May 1,
                                                         2000         1999

                                               (In thousands, except per share data)

Net sales                                               $24,072      $22,890

Costs and expenses:
 Cost of product sold including
  buying and warehousing costs                           15,178       13,900
 Selling and administrative expenses                     12,695       10,103
                                                         27,873       24,003

 Operating loss                                          (3,801)      (1,113)
 Interest income                                              1           80
 Interest expense                                          (193)         (21)

Loss before income tax and cumulative
 effect of a change in accounting
 principle                                               (3,993)      (1,054)
Income taxes (benefit)                                   (1,517)           -

Loss before cumulative effect of a
 change in accounting principle                          (2,476)      (1,054)

Cumulative effect of a change in accounting
 principle                                                    -          314


Net loss                                                $(2,476)     $(1,368)

Net loss per share basic and diluted:

Before cumulative effect of a change
 in accounting principle                                $ (0.33)     $ (0.14)

Cumulative effect of a change in
 accounting principle                                         -        (0.04)

Net loss per share                                      $ (0.33)     $ (0.18)

Weighted average shares outstanding                       7,605        7,599














      See accompanying notes to Condensed Consolidated Financial Statements

                     NOODLE KIDOODLE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED
                                                       Thirteen Weeks Ended
                                                       April 29,    May 1,
                                                         2000        1999

                                                          (In thousands)

Cash flows from operating activities:
 Net loss before cumulative effect of a change
  in accounting principle                              $(2,476)     $(1,054)
 Adjustments to reconcile to net cash provided
  (used):
  Depreciation                                           1,108          817
  Deferred income taxes                                 (1,517)           -
  Decrease (increase) in non-cash working capital
   accounts:
    Merchandise inventories                               (860)      (4,827)
    Prepaid expenses, taxes and other current assets       151        1,616
    Trade accounts payable, accrued expenses and taxes    (195)        (758)

      Net cash (used in) continuing operations          (3,789)      (4,206)

  Decrease (increase) in non-cash working capital
   accounts and other of discontinued operations             -           30

      Net cash provided by discontinued operations           -           30

      Net cash (used in)operating activities            (3,789)      (4,176)

Cash flows from investing activities:
 Property additions                                     (1,108)      (1,244)
 Other                                                       3           (7)

      Net cash (used in)investing activities            (1,105)      (1,251)

Cash flows from financing activities:
 Proceeds from line of credit                           12,058            -
 Payments on line of credit                             (7,122)           -
 Proceeds from exercise of employee stock options           13           41
 Reduction of long-term debt                                (5)         (10)

      Net cash provided by financing activities          4,944           31

Net increase (decrease) in cash and cash equivalents        50       (5,396)

Cash and cash equivalents - beginning of period            491       10,188

Cash and cash equivalents - end of period              $   541      $ 4,792

Supplemental cash flow information

  Interest expense                                      $  193      $    21

  Income taxes, net                                          -            -








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

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual Report on Form 10-K and 10 K-A for the year ended January 29,
         2000.

NOTE 2.  Cash and cash equivalents.
         All highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. These investments are stated at cost which approximates market.

NOTE 3.  Income taxes.
         Income tax provisions are based on estimated annual effective tax rates. The effective income tax rate used for the period ended April 29, 2000 was 38%.
         For the period ended May 1, 1999 no tax benefit was provided.

NOTE 4.  Inventories.
         Inventories are stated at the lower of cost (first-in, first-out) or market.

NOTE 5.  Earnings per share.
         The Company calculates earnings per share in accordance with Statement of Financial Accounting
         Standard (SFAS) No. 128, "Earnings per Share." We use the weighted-average number of common shares outstanding during each period to compute basic earnings per common share. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

         Average common and common equivalent shares used in computing diluted earnings per share were 7,711,000 and 7,852,000 shares for the quarters ended April 29, 2000 and May 1, 1999, respectively, as a result of applying the treasury stock method to outstanding employee stock options. In accordance with FAS 128, as a result of losses from operations, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share.

NOTE 6.  Accounting change.
         Effective January 31, 1999, the Company adopted
         Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". The change involves expensing store pre-opening costs as incurred. Previously, the Company capitalized such costs and amortized them over the first twelve months of a store's operations.

         The cumulative effect of the change in accounting principle resulted in the write-off of $314,000 of unamortized costs for the quarter ended May 1, 1999 which is so reflected in the Statement of Operations.

NOTE 7.  Revenue Recognition.
         Revenue is recognized at the time that retail sales are made to customers. Returns and allowances are recorded at the time returns are received from or allowances made to customers.

NOTE 8.  Merger.
         On April 21, 2000, the Company entered into a merger agreement with Zany Brainy, Inc., a Pennsylvania corporation, and Night Owl Acquisition, Inc., a
         Delaware corporation and a wholly-owned subsidiary of Zany Brainy. The merger agreement provides that Night Owl Acquisition will merge with and into the Company so that the Company will become a wholly-owned subsidiary of Zany Brainy. Each share of the Company's common stock outstanding immediately prior to the merger will be converted into 1.233 shares of Zany Brainy common stock.

         Completion of the merger is subject to stockholder approval. We expect to complete the merger by the end of the second quarter of fiscal 2001. The
         Company estimates that approximately $1.3 million
	        after tax of merger-related costs will be expensed in the quarter that the merger is consummated.

NOTE 9.  Financing Agreement.
         On May 17, 2000 the Company amended its revolving credit facility to extend the term until May 2003 and to increase the amount of available borrowings to $50 million.

NOTE 10. Distribution Facility.
         On April 19, 2000 the Company signed a 10 year lease for a second distribution center in Murfreesboro, TN that is expected to become operational in the beginning of the third quarter of fiscal 2001.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Thirteen Weeks Ended April 29, 2000 Compared With
             Thirteen Weeks Ended May 1, 1999


Results of Operations

Net sales increased 5.2% to $24.1 million in the thirteen week period ended April 29, 2000 from $22.9 million in the comparable period in the prior year, primarily due to the addition of one store in the current quarter and sixteen stores during last year offset by decreases in comparable store sales of 15%. The Company had 42 comparable stores at April 29, 2000. The Company operated 59 Noodle Kidoodle stores at April 29, 2000 compared to 44 Noodle Kidoodle stores at May 1, 1999.

Gross profit (derived from net sales less cost of products sold, which includes buying and warehousing costs) decreased 1.1% to $8.9 million in the first quarter ended April 29, 2000 from $9.0 million in the comparable period in the prior year. Gross profit as a percentage of net sales ("gross profit percentage") decreased to 36.9% for the thirteen week period ended April 29, 2000 from 39.3% in the comparable period in the prior year, primarily due to changes in product mix and increased distribution costs in the current quarter. Distribution costs increased because the Company leased for one year 65,000 square feet of additional warehousing space in the second quarter of last year to supplement the storage capacity of its Phillipsburg, NJ distribution center, and also because as our store base expands, freight costs to more distant store locations increase.

Selling and administrative expenses increased $2.6 million to $12.7 million in the thirteen week period ended April 29, 2000 from $10.1 million in the comparable period in the prior year. Direct store expenses, which consist of payroll, occupancy, advertising and other store operating costs, increased $2.3 million as a result of a change in store base and higher sales levels. Home office expenses increased $0.4 million, offset by a decrease in pre-opening expenses of $0.1 million. Selling and administrative expenses, as a percent of net sales, increased to 52.7% in the current quarter ended April 29, 2000 from 44.1% in the comparable period in the prior year, primarily as a result of increased store base.

Net interest expense for the first quarter ended April 29, 2000 was $192,000 as compared to net interest income of $59,000 in the comparable period in the prior year. The increase in interest expense of $251,000 in the current quarter resulted primarily from an increase in borrowing under the Company's revolving credit facility.

Income tax provisions are based on estimated annual effective tax rates. The effective income tax rate used for the quarter ended April 29, 2000 was 38%. The Company did not record a tax benefit for the losses for the thirteen-week period ended May 1, 1999.

The cumulative effect of a change in accounting principle of $314,000 represents the write-off of unamortized pre-opening costs as a result of adopting SOP 98-5, "Reporting on the Costs of Start-Up Activities", for the quarter ended May 1, 1999. This accounting change requires the Company to expense on a current basis previously capitalized pre-opening costs.

Net loss increased $1.1 million to $2.5 million ($.33 per share) for the quarter ended April 29, 2000 from $1.4 million
($.18 per share) in the comparable period in the prior year.

Liquidity and Capital Resources.

During the thirteen week period ended April 29, 2000 the Company's operating activities of its continuing operations used $3.8 million of cash. This use of cash resulted from the net loss of $2.5 million, an increase in working capital of $0.9 million, and an increase in deferred tax assets of $1.5 million, offset by an increase in non-cash charges of $1.1 million. The increase in working capital resulted primarily from an increased store base and the need for inventories for the Company's planned store openings in the second quarter. The Company also used cash to fund investing activities of $1.1 million primarily for the purchase of fixed assets for new stores. Borrowings under the Company's revolving credit facility increased by $4.9 million in the first quarter ended April 29, 2000. As a result of the foregoing, cash and cash equivalents increased during the period by $0.1 million.

On April 21, 2000, the Company entered into a merger agreement with Zany Brainy, Inc., a Delaware corporation, and Night Owl Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Zany Brainy. The merger agreement provides that Night Owl Acquisition will merge with and into the Company so that the Company will become a wholly-owned subsidiary of Zany Brainy. Each share of the Company's common stock outstanding immediately prior to the merger will be converted into 1.233 shares of Zany Brainy common stock.

Completion of the merger is subject to stockholder approval.
We expect to complete the merger by the end of the second quarter of fiscal 2001.

The Company maintains a revolving credit facility, which was to expire in June 2000, with The CIT Group/Business Credit, Inc., which provided up to $15 million of available borrowings. This facility may be used for direct borrowings and letters of credit and may not exceed a certain percentage of, and is collateralized by, the Company's inventory, receivables and certain other assets. The agreement provides for an annual collateral management fee and commitment fee on the unused portion of the commitment. Outstanding borrowings bear interest, at the option of the Company, based on the prime rate or LIBOR. Interest rate on borrowings ranged from 8.50% to 9.00% during the current quarter. The agreement contains certain covenants which among other items, limits the payment of cash dividends when borrowings under the agreement are outstanding. As of April 29, 2000, $8.9 million of borrowings and $1.3 million of letters of credit were outstanding under the revolving credit facility.

On May 17, 2000 the Company amended its revolving credit facility to extend the term until May 2003 and to increase the amount of available borrowings to $50 million.

The Company opened one store during the three months ended April 29, 2000 in Suffolk County, NY. A second store was opened in Westport, CT on May 6, 2000. Without reference to the merger, the Company expects to open six stores in the next two quarters of fiscal 2001. In addition, the Company plans to continue to make investments in its distribution center and for store remodels to improve operational efficiencies and customer service. On April 19, 2000 the Company signed a 10 year lease for a second distribution center in Murfreesboro, TN that is expected to become operational in the beginning of the third quarter of fiscal 2001. The Company's lease of a 65,000 square foot distribution facility in the second quarter of last year to support its peak seasonal inventory requirements expires in June 2000 and will not be renewed.

The Company has available net operating loss carryforwards of approximately $16.0 million for income tax purposes, the use of which will be limited upon completion of the merger.

Until completion of the merger, the Company expects to fund its near-term cash requirements principally by borrowing under its revolving credit facility. If the merger does not occur, the Company expects to finance its long-term expansion plan with internally and externally generated funds, which may include borrowings under future credit facilities, and through the sale of equity, equity-related or debt securities. There can be no assurance that financing will be available in amounts, or at rates or on terms and conditions acceptable to the Company.

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


Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.

         Not Applicable.

Cautionary statement pursuant to safe harbor provisions of the private securities litigation act of 1995

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate", "believe", "estimate", and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements include, among others, the statements about the following: our ability to provide a creative merchandise selection and superior customer service; our ability to service new and existing customers over the internet and the potential negative effects that selling our products on the internet could have on our existing store sales and on our existing base of customers; our ability to conduct our operations at a lower cost than that of our internet only competitors; our ability to profitably expand our store base; our ability to successfully bring our second distribution center on stream; and our ability to complete the merger with Zany Brainy.

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

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         (a) The following exhibit is filed as part of this report:

         Exhibit 4.4 Amendment, dated May 17, 2000 to the Financing Agreement, dated June 27, 1997 between Noodle Kidoodle, Inc., and the CIT Group/Business Credit, Inc. is attached to this quarterly report on Form 10-Q for the period ended April 29, 2000.

         Exhibit 27   Financial Data Schedule (SEC/EDGAR only)

         (b)None.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NOODLE KIDOODLE, INC.
                                   (Registrant)


Date:  June 13, 2000               /s/ Stanley Greenman
                                   Stanley Greenman, Chairman
                                   of the Board, Chief
                                   Executive Officer, and
                                   Treasurer
                                   (Principal Executive
                                    Officer)